Form 10-Q
period 1996-03-31
TACO CABANA INC
filed 1996-05-10
CIK 891082

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.


                          FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

                             OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              Commission File Number:  0-20716


                      TACO CABANA, INC.

   (Exact name of registrant as specified in its charter)

            DELAWARE                       74-2201241
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)      Identification Number)

                8918 Tesoro Drive, Suite 200
                 San Antonio, Texas   78217
          (Address of principal executive offices)

               Telephone Number (210) 804-0990
    (Registrant's telephone number, including area code)

- - -------------------------------------------------------------
          Indicate by check mark whether the registrant
     (1) has filed all reports required to be filed  by
     Section 13 or 15(d) of the Securities Exchange Act
     of  1934  during the preceding 12 months  (or  for
     such  shorter  period  that  the  registrant   was
     required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days:

           Yes   X                         No
               -----                          -----

          Indicate the number of shares of each of the issuer's classes of common stock as of the latest practicable date:

                 Class          Outstanding at May 1, 1996
                 -----          --------------------------
             Common Stock           15,687,162 shares




                      TACO CABANA, INC.
                            INDEX


                                                            Page
                                                           Number
                                                           ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at March 31, 1996      2
  and December 31, 1995

Condensed Consolidated Statements of Income for the          3
  Thirteen Weeks Ended March 31, 1996 and April 2, 1995

Condensed Consolidated Statements of Cash Flows for the      4
  Thirteen Weeks Ended March 31, 1996 and April 2, 1995

Notes to Condensed Consolidated Financial Statements         5


Item 2.  Management's Discussion and Analysis of Financial   7
  Condition and Results of Operations


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 6. Exhibits and Reports on Form 8-K                     11

Signature                                                    11





                      TACO CABANA, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                         March 31,    December 31,
                                           1996           1995
                                         ---------    -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $  2,840,000   $  2,749,000
Receivables, net                           1,468,000      1,376,000
Inventory                                  1,762,000      1,846,000
Prepaid expenses                           1,539,000      1,700,000
Pre-opening costs, net                       189,000        500,000
Income taxes receivable                    2,786,000      2,777,000
Deferred income taxes                        676,000        497,000
                                         -----------    -----------
  Total current assets                    11,260,000     11,445,000

PROPERTY AND EQUIPMENT, net               87,067,000     87,695,000
NOTES RECEIVABLE, net                        621,000        780,000
INTANGIBLE ASSETS, net                    46,636,000     47,038,000
OTHER ASSETS                                 921,000        934,000
INVESTMENT IN JOINT VENTURE                  936,000        686,000
                                         -----------    -----------
TOTAL                                   $147,441,000   $148,578,000
                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                        $  4,500,000   $  5,409,000
Accrued liabilities                        2,477,000      3,864,000
Current maturities of long-term debt
  and capital leases                       2,128,000      2,074,000
Line of credit                             2,916,000      2,186,000
                                         -----------    -----------
  Total current liabilities               12,021,000     13,533,000

LONG-TERM OBLIGATIONS, net of current
  maturities:
Capital leases                             4,195,000      4,242,000
Long-term debt                            10,288,000     10,788,000
                                         -----------    -----------
Total long-term obligations               14,483,000     15,030,000
                                         -----------    -----------
ACQUISITION LIABILITIES                    4,577,000      4,888,000
DEFERRED LEASE PAYMENTS                      796,000        935,000
DEFERRED INCOME TAXES                      2,497,000      1,865,000

STOCKHOLDERS' EQUITY:
Common stock                                 157,000        157,000
Additional paid-in capital                96,960,000     96,954,000
Retained earnings                         15,950,000     15,216,000
                                         -----------    -----------
  Total stockholders' equity             113,067,000    112,327,000
                                         -----------    -----------
TOTAL                                   $147,441,000   $148,578,000
                                         ===========    ===========



  See Notes to Condensed Consolidated Financial Statements.








                      TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)

                                  For the Thirteen Weeks Ended
                                  ----------------------------
                                      March 31,     April 2,
                                        1996          1995
                                      ---------     --------

REVENUES:
Restaurant sales                     $31,119,000   $32,065,000
Franchise fees and royalty income        145,000       772,000
                                      ----------    ----------
  Total revenues                      31,264,000    32,837,000
                                      ----------    ----------

COSTS AND EXPENSES:
Restaurant cost of sales               9,702,000    10,374,000
Labor                                  8,176,000     8,478,000
Occupancy                              2,051,000     2,024,000
Other restaurant operating costs       5,658,000     6,254,000
General and administrative             1,732,000     1,397,000
Depreciation and amortization          2,367,000     2,443,000
                                      ----------    ----------
  Total costs and expenses            29,686,000    30,970,000
                                      ----------    ----------
INCOME FROM OPERATIONS                 1,578,000     1,867,000
                                      ----------    ----------
INTEREST EXPENSE, NET                   (412,000)     (220,000)
                                      ----------    ----------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                         1,166,000     1,647,000
                                      ----------    ----------

PROVISION FOR INCOME TAXES              (432,000)     (609,000)
                                      ----------    ----------
NET INCOME                           $   734,000   $ 1,038,000
                                      ==========    ==========

NET INCOME PER SHARE                 $      0.05   $      0.07
                                      ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING   15,867,382    15,746,087
                                      ==========    ==========



     See notes to Condensed Consolidated Financial Statements.



                     TACO CABANA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                         For the Thirteen Weeks Ended
                                         ----------------------------
                                            March 31,     April 2,
                                               1996         1995
                                            ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $   734,000  $ 1,038,000
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization             2,367,000    2,443,000
    Deferred income taxes                       453,000     (217,000)
    Changes in operating working capital
      items                                  (2,406,000)  (2,854,000)
                                             ----------   ----------
Net cash provided by operating activities     1,148,000      410,000
                                             ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment           (1,050,000)  (9,728,000)
Investment in joint venture                    (250,000)           -
                                             ----------   ----------
Net cash used for investing activities       (1,300,000)  (9,728,000)
                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit                   730,000    6,500,000
Principal payments under long-term debt        (446,000)    (209,000)
Principal payments under capital leases         (47,000)     (39,000)
Exercise of stock options                         6,000        9,000
                                             ----------   ----------
Net cash provided by financing activities       243,000    6,261,000
                                             ----------   ----------
NET INCREASE (DECREASE) IN CASH                  91,000   (3,057,000)

CASH AND CASH EQUIVALENTS, beginning of
  period                                      2,749,000    7,275,000
                                             ----------   ----------

CASH AND CASH EQUIVALENTS, end of period    $ 2,840,000  $ 4,218,000
                                             ==========   ==========

  See notes to Condensed Consolidated Financial Statements.





                      TACO CABANA, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

Principles of Consolidation - The consolidated financial statements include all accounts of Taco Cabana, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.  Special Charge

During the second quarter of 1995, the Company recorded a reserve for notes and other receivables of $3.5 million and a special charge of $8.1 million. The charges were the result of a comprehensive review of the operations of the Company performed by management during the second quarter of 1995 and included approximately $2.6 million for market value adjustments resulting from a decision to close six Company-owned restaurants (including one mall unit). As of March 31, 1996, all of the identified restaurants had been closed.


3.  Earnings per Share

Net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Common stock equivalent shares, which relate to stock options, are included in the weighted average when the effect is dilutive.


4.  Supplemental Disclosure of Cash Flow Information

                                        Thirteen Weeks Ended
                                       ----------------------
                                       March 31,     April 2,
                                         1996          1995
                                       ---------     --------
                                      (Unaudited)   (Unaudited)

Cash paid for interest                   $ 337,000    $ 240,000
Interest capitalized on construction
  costs                                          -       72,000
Notes receivable acquired in
  exchange for property, plant
  and equipment                                  -    1,286,000


5.  Litigation

On September 13, 1995, a shareholder class action lawsuit was filed in the federal district court in San Antonio, Texas. The lawsuit names several of the current and former officers, directors and principal stockholders of the Company and underwriters of certain of the Company's public offerings.

The lawsuit alleges that the defendants violated federal securities laws by alleged misrepresentations which the plaintiffs claim were designed to artificially inflate the Company's stock price. The suit alleges that the defendants misrepresented the condition of the Company's business, principally with regard to the success of its acquisition of Two Pesos restaurants, its future earnings prospects, and its declining sales volume. The allegations cover the time period from April 8, 1993 to September 17, 1994, including public offerings of the Company's stock on July 7, 1993 and December 7, 1993. The complaint seeks compensatory damages and other relief allowed by law.

The Company believes that the allegations in the lawsuit are without merit, and intends to vigorously defend against them. The Company and individual defendants have filed answers denying the claims. Concurrently, a counterclaim and a motion for sanctions alleging that the complaint is frivolous, requesting that the complaint be dismissed and that the Court award sanctions against the plaintiffs was filed.

While this action is in the early stages and it is not possible at this time to determine the outcome of the lawsuit or the potential effect of its resolution on the Company's financial position or operating results, the Company believes its defenses have merit.




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio. As of May 1, 1996, the Company had 104 Company-owned restaurants and 25 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and royalty income contributing less than 1% of total revenues for the first quarter of the 1996 fiscal year.

During the second quarter of 1995, the Company recorded a reserve for notes and other receivables of $3.5 million and a special charge of $8.1 million. The charges were the result of a comprehensive review of the operations of the Company performed by management during the second quarter of 1995 and included approximately $2.6 million for market value adjustments resulting from a decision to close six Company-owned restaurants (including one mall unit). As of March 31, 1996, all of the identified restaurants had been closed.

During the thirteen weeks ended March 31, 1996, the Company closed two Company-owned restaurants and a franchisee of the Company, in which the Company has a joint-venture interest, opened one restaurant.

The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.


                                   Thirteen Weeks Ended
                                   --------------------
                                   March 31,   April 2,
                                      1996       1995
                                   ---------   --------

Income Statement Data:
REVENUES:
Restaurant sales                      99.5%      97.7%
Franchise fees and royalty income       .5        2.3
                                     -----      -----
Total revenues                       100.0%     100.0%
                                     =====      =====
COSTS AND EXPENSES:
  Restaurant cost of sales (1)        31.2       32.4
  Labor (1)                           26.3       26.4
  Occupancy (1)                        6.6        6.3
  Other restaurant operating
    costs (1)                         18.2       19.5
  General and administrative
    costs                              5.5        4.3
  Depreciation and amortization        7.6        7.4

INCOME FROM OPERATIONS                 5.0        5.7

INTEREST EXPENSE                      (1.3)       (.7)
                                     -----      -----
INCOME  BEFORE INCOME TAXES            3.7        5.0
PROVISION FOR INCOME TAXES            (1.4)      (1.8)
                                     -----      -----
NET INCOME                             2.3%       3.2%
                                     =====      =====
Restaurant Data:
Company-owned restaurants:
  Beginning of period                  106        104
  Opened                                 -          5
  Sold (Refranchised)                    -         (3)
  Closed                                (2)         -
                                     -----      -----
  End of period                        104        106

Franchised restaurants:
  End of period                         25         26
                                     -----      -----
Total restaurants:
  End of period                        129        132
                                     =====      =====


(1) Percentage is calculated based upon restaurant sales.



The Thirteen Weeks Ended March 31, 1996 Compared to the
Thirteen Weeks Ended April 2, 1995

Revenues.  Restaurant sales decreased by $946,000, or  3.0%, to  $31.1  million for the first quarter of 1996 from  $32.1
million   for  the  first  quarter  in  1995.   Sales   from
restaurants opened after January 1, 1995 accounted for an increase of $1.9 million. This increase was offset by sales from restaurants which were closed after April 2, 1995 of $1.6 million, as well as a decrease in sales of approximately $1.2 million for restaurants opened or acquired prior to January 1, 1995. Management attributes much of this decline in sales to the cannibalization of revenues at existing restaurants upon the opening of newer restaurants, increased levels of competition in the Company's core markets and
inclement  weather  during  the  first  quarter   of   1996.
Franchise and royalty fees decreased by $627,000 to $145,000 for the first quarter of 1996 compared to the first quarter of 1995, due primarily to decreased revenues related to new franchise development agreements.

Costs and Expenses. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 31.2% in the first quarter of 1996 from 32.4% for the first quarter of 1995. The decrease was due primarily to the negotiation of favorable commodity prices.

Other restaurant operating costs as a percentage of restaurant sales decreased to 18.2% in the first quarter of 1996 from 19.5% for same period of 1995. This decrease is due primarily to management's increased focus on unit level operations.

General and administrative expenses increased to $1.7 million from $1.4 million, and increased as a percentage of total revenues to 5.5% for the first quarter of 1996 from 4.3% for the comparable period in 1995. This increase was primarily attributable to the addition of management, as well as an increased level of expenditures to support the Company's operations.

Depreciation and amortization expense consisted of the following:


                                     Thirteen Weeks Ended
                                    ----------------------
                                    March 31,     April 2,
                                      1996          1995
                                    ---------     --------
                                   (Unaudited)  (Unaudited)

Depreciation of property and
  equipment                       $ 1,647,000  $ 1,417,000
Amortization of intangible
  assets                              404,000      417,000
Amortization of pre-opening
  costs                               316,000      609,000



Depreciation expense increased by approximately $230,000 for the quarter ended March 31, 1996 compared to the quarter ended April 2, 1995. The increase was due to restaurant openings during 1995. Amortization of pre-opening expenses decreased by approximately $293,000 in the first quarter of 1996 compared to the first quarter of 1995, due to the decrease in the number of stores opened during the most recent twelve-month period compared to the twelve-month period ended April 2, 1995.


Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $467,000 in the first quarter of 1996 from $306,000 in the first quarter
of   1995,  primarily  as  a  result  of  interest   expense
associated  with usage of the Company's line of credit.   No
interest was capitalized during the first quarter of 1996. The Company earned $55,000 of interest income during the first quarter of 1996, compared to $86,000 of interest income during the first quarter of 1995.


Net Income and Earnings Per Share. Net income decreased to $734,000 for the first quarter of 1996 from $1,038,000 for the same period in 1995. Net income was 2.3% of total revenues for the first quarter in 1996 compared to 3.2% in the first quarter of 1995. Earnings per share was $0.05 for the first quarter of 1996 compared to $0.07 in the same period of 1995.

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains two secured credit facilities totaling $20 million, including a $5 million revolving line of credit for construction or operating funds. As of May 1, 1996, $10.4 million had been used under these facilities.

Net cash provided by operating activities was $1.1 million for the thirteen weeks ended March 31, 1996, and $410,000 for the thirteen weeks ended April 2, 1995. Net cash used in investing activities was $1.3 million for the thirteen weeks ended March 31, 1996, and $9.7 million for the thirteen weeks ended April 2, 1995.

The special charge recorded in the second quarter of 1995 included an accrual of approximately $1.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $29,000 in the first quarter of 1996. Several of the restaurants which have been closed, as well as the Company's previous corporate offices, are currently for sale. Although there can be no assurance of the particular price at which any of such properties will be sold, the Company will receive funds upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $517,000 during the first quarter of 1996.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1996.

Seasonality and Quarterly Results

The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the second and third quarters. In addition, quarterly results are affected by the timing of the opening and closing of stores. Therefore, quarterly results cannot be used to indicate the results for the entire year.


Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 10, 1996     Taco Cabana, Inc.




                         /s/  David G. Lloyd
                         -------------------------------
                         David G. Lloyd
                         Vice President, Chief Financial
                         Officer, Secretary and Treasurer




                         Signing on behalf of the registrant
                         and as the principal financial and
                         accounting officer