Form 10-Q
period 1996-06-30
TACO CABANA INC
filed 1996-08-13
CIK 891082

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.


                          FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

           Yes   X                         No
                ---                           ---

          Indicate the number of shares of each of the issuer's classes of common stock as of the latest practicable date:

                 Class        Outstanding at August 1, 1996
             -----------      -----------------------------
             Common Stock           15,697,162 shares




                      TACO CABANA, INC.
                            INDEX


                                                          Page
                                                         Number
                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at June 30, 1996          2
  and December 31, 1995

Condensed Consolidated Statements of Operations for the         3
  Thirteen Weeks Ended June 30, 1996 and July 2, 1995

Condensed Consolidated Statements of Operations for the         4
  Twenty-Six Weeks Ended June 30, 1996 and July 2, 1995

Condensed Consolidated Statements of Cash Flows for the         5
  Twenty-Six Weeks Ended June 30, 1996 and July 2, 1995

Notes to Condensed Consolidated Financial Statements          6-7


Item 2.  Management's Discussion and Analysis of Financial   8-15
  Condition and Results of Operations


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings                                     15

Items 2 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 6. Exhibits and Reports on Form 8-K                      15

Signature                                                     16






                      TACO CABANA, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                         June 30,     December 31,
                                           1996           1995
                                         --------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $  2,838,000   $  2,749,000
Receivables, net                           1,430,000      1,376,000
Inventory                                  1,837,000      1,846,000
Prepaid expenses                           1,266,000      1,700,000
Pre-opening costs, net                        82,000        500,000
Income taxes receivable                    3,361,000      2,777,000
Deferred income taxes                      1,765,000        497,000
                                         -----------    -----------
  Total current assets                    12,579,000     11,445,000

PROPERTY AND EQUIPMENT, net               87,088,000     87,695,000
NOTES RECEIVABLE, net                        798,000        780,000
INTANGIBLE ASSETS, net                    46,220,000     47,038,000
OTHER ASSETS                                 844,000        934,000
INVESTMENT IN JOINT VENTURE                  936,000        686,000
                                         -----------    -----------
TOTAL                                   $148,465,000   $148,578,000
                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                        $  4,460,000   $  5,409,000
Accrued liabilities                        3,148,000      3,864,000
Accrued litigation settlement              2,950,000              -
Current maturities of long-term debt
  and capital leases                       2,150,000      2,074,000
Line of credit                                41,000      2,186,000
                                         -----------    -----------
  Total current liabilities               12,749,000     13,533,000

LONG-TERM OBLIGATIONS, net of current
maturities:
Capital leases                             4,144,000      4,242,000
Long-term debt                             9,810,000     10,788,000
                                         -----------    -----------
Total long-term obligations               13,954,000     15,030,000

ACQUISITION LIABILITIES                    4,497,000      4,888,000
DEFERRED LEASE PAYMENTS                      736,000        935,000
DEFERRED INCOME TAXES                      3,979,000      1,865,000

STOCKHOLDERS' EQUITY:
Common stock                                 157,000        157,000
Additional paid-in capital                96,996,000     96,954,000
Retained earnings                         15,397,000     15,216,000
                                         -----------    -----------
  Total stockholders' equity             112,550,000    112,327,000
                                         -----------    -----------
TOTAL                                   $148,465,000   $148,578,000
                                         ===========    ===========



  See Notes to Condensed Consolidated Financial Statements.







                      TACO CABANA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                   For the Thirteen Weeks Ended
                                   ----------------------------
                                      June 30,       July 2,
                                        1996          1995
                                      ----------    ----------
REVENUES:
Restaurant sales                     $35,174,000   $36,755,000
Franchise fees and royalty income        134,000       180,000
                                      ----------    ----------
  Total revenues                      35,308,000    36,935,000
                                      ----------    ----------
COSTS AND EXPENSES:
Restaurant cost of sales              11,074,000    11,822,000
Labor                                  9,064,000     9,514,000
Occupancy                              2,045,000     2,063,000
Other restaurant operating costs       6,284,000     6,977,000
General and administrative             1,585,000     1,503,000
Depreciation and amortization          2,216,000     2,634,000
Litigation settlement                  3,400,000             -
Special charge                                 -     8,100,000
Reserve for notes and other
  receivables                                  -     3,500,000
                                      ----------    ----------
  Total costs and expenses            35,668,000    46,113,000
                                      ----------    ----------
LOSS FROM OPERATIONS                    (360,000)   (9,178,000)
                                      ----------    ----------
INTEREST EXPENSE, NET                   (356,000)     (389,000)
                                      ----------    ----------
LOSS BEFORE BENEFIT FOR INCOME
  TAXES                                 (716,000)   (9,567,000)
                                      ----------    ----------
BENEFIT FOR INCOME TAXES                 163,000     3,539,000
                                      ----------    ----------
NET LOSS                             $  (553,000)  $(6,028,000)
                                      ==========    ==========
NET LOSS PER SHARE                   $     (0.04)  $     (0.39)
                                      ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING   15,687,689    15,564,162
                                      ==========    ==========



  See notes to Condensed Consolidated Financial Statements.



                    TACO CABANA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                  For the Twenty-Six Weeks Ended
                                  ------------------------------
                                      June 30,        July 2,
                                        1996           1995
                                     -----------    ----------
REVENUES:
Restaurant sales                     $66,293,000   $68,820,000
Franchise fees and royalty income        280,000       952,000
                                      ----------    ----------
  Total revenues                      66,573,000    69,772,000
                                      ----------    ----------
COSTS AND EXPENSES:
Restaurant cost of sales              20,777,000    22,195,000
Labor                                 17,239,000    17,992,000
Occupancy                              4,096,000     4,087,000
Other restaurant operating costs      11,942,000    13,231,000
General and administrative             3,317,000     2,901,000
Depreciation and amortization          4,584,000     5,077,000
Litigation settlement                  3,400,000             -
Special charge                                 -     8,100,000
Reserve for notes and other
  receivables                                  -     3,500,000
                                      ----------    ----------
  Total costs and expenses            65,355,000    77,083,000
                                      ----------    ----------
INCOME (LOSS) FROM OPERATIONS          1,218,000    (7,311,000)
                                      ----------    ----------
INTEREST EXPENSE, NET                   (768,000)     (609,000)
                                      ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES        450,000    (7,920,000)
                                      ----------    ----------
BENEFIT (PROVISION) FOR INCOME
  TAXES                                 (269,000)    2,930,000
                                      ----------   -----------
NET INCOME (LOSS)                    $   181,000  $ (4,990,000)
                                      ==========   ===========
NET INCOME (LOSS) PER SHARE          $      0.01  $      (0.32)
                                      ==========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING    5,952,239    15,564,162
                                      ==========   ===========



    See notes to Condensed Consolidated Financial Statements.


                     TACO CABANA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                         For the Twenty-Six Weeks Ended
                                         ------------------------------
                                             June 30,     July 2,
                                               1996         1995
                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $   181,000  $(4,990,000)

Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization             4,584,000    5,077,000
    Litigation settlement                     2,950,000            -
    Deferred income taxes                       846,000   (2,306,000)
    Special charge                                    -    8,100,000
    Reserve for notes and other
      receivables                                     -    3,500,000
    Changes in operating working capital
      items                                  (2,366,000)  (8,625,000)
                                              ---------    ---------
Net cash provided by operating activities     6,195,000      756,000
                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment           (2,753,000) (14,387,000)
Investment in joint venture                    (250,000)           -
                                             ----------   ----------
Net cash used for investing activities       (3,003,000) (14,387,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt
  and line of credit                         (3,047,000)    (694,000)
Principal payments under capital leases         (98,000)     (67,000)
Exercise of stock options                        42,000        9,000
Proceeds from issuance of notes payable               -   10,203,000
                                             ----------   ----------
Net cash provided (used) by financing
  activities                                 (3,103,000)   9,451,000
                                             ----------   ----------
NET INCREASE (DECREASE) IN CASH                  89,000   (4,180,000)

CASH AND CASH EQUIVALENTS, beginning of
  period                                      2,749,000    7,275,000
                                             ----------   ----------
CASH AND CASH EQUIVALENTS, end of period    $ 2,838,000  $ 3,095,000
                                             ==========   ==========

  See notes to Condensed Consolidated Financial Statements.




                      TACO CABANA, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

Principles of Consolidation - The consolidated financial statements include all accounts of Taco Cabana, Inc. and its wholly-owned subsidiaries (the"Company"). All significant intercompany balances and transactions have been eliminated.

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


2.   Litigation Settlement

On July 24, 1996, the Company approved a proposed settlement
(the  "Settlement")  of A.L. Park, et al.  v.  Taco  Cabana,
Inc., et al., (the "Lawsuit"), a suit originally filed in September 1995 seeking status as a class action.

Under  the  terms  of  the Settlement, the  plaintiffs  will receive a total of $6.0 million. The Company's insurance carrier will pay $3.05 million in cash, while the Company will pay $2.95 million consisting of, at the Company's option, cash or shares of the Company's common stock. Additionally, the Company has accrued $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the Settlement. As of June 30, 1996, the Company has paid approximately $200,000 in legal expenses relating to the lawsuit.

The Company denies any liability or wrongdoing in connection with the Lawsuit. The Settlement is contingent upon execution of a definitive settlement agreement, approval by a sufficient percentage of the potential class plaintiffs, U.S. District Court approval, and certain other conditions.

3.  Special Charge

During the second quarter of 1995, the Company recorded a reserve for notes and other receivables of $3.5 million and a special charge of $8.1 million. The charges were the result of a comprehensive review of the operations of the Company performed by management during the second quarter of 1995 and included approximately $2.6 million for market value adjustments resulting from a decision to close six Company-owned restaurants (including one mall unit). As of June 30, 1996, all of the identified restaurants had been closed.

4.  Earnings per Share

Net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Common stock equivalent shares, which relate to stock options, are included in the weighted average when the effect is dilutive.


5.   Supplemental Disclosure of Cash Flow Information



                                       Twenty-Six Weeks Ended
                                       ----------------------
                                       June 30,       July 2,
                                         1996          1995
                                       ---------     ---------
                                      (Unaudited)   (Unaudited)

Cash paid for interest                   $ 655,000    $ 540,000
Interest capitalized on construction
  costs                                          -       99,000
Cash paid for income taxes                       -      400,000
Notes receivable acquired in exchange
  for property, plant and equipment              -    1,286,000




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio. As of August 1, 1996, the Company had 104 company-owned, three joint-venture owned and 19 franchised restaurants. The Company's revenues are derived primarily from sales by company-owned restaurants, with franchise fees and royalty income currently contributing less than 1% of total revenues for the first six months of the 1996 fiscal year.

On July 24, 1996, the Company approved a proposed settlement
(the  "Settlement")  of A.L. Park, et al.  v.  Taco  Cabana,
Inc., et al., (the "Lawsuit"), a suit originally filed in September 1995 seeking status as a class action.

Under  the  terms  of  the Settlement, the  plaintiffs  will receive a total of $6.0 million. The Company's insurance carrier will pay $3.05 million in cash, while the Company will pay $2.95 million consisting of, at the Company's option, cash or shares of the Company's common stock. Additionally, the Company has accrued $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the Settlement.

The Company denies any liability or wrongdoing in connection with the Lawsuit. The Settlement is contingent upon execution of a definitive settlement agreement, approval by a sufficient percentage of the potential class plaintiffs, U.S. District Court approval, and certain other conditions.

During the second quarter of 1995, the Company recorded a reserve for notes and other receivables of $3.5 million and a special charge of $8.1 million. The charges were the result of a comprehensive review of the operations of the Company performed by management during the second quarter of 1995 and included approximately $2.6 million for market value adjustments resulting from a decision to close six Company-owned restaurants (including one mall unit). As of June 30, 1996, all of the identified restaurants had been closed.

During the twenty-six weeks ended June 30, 1996, the Company closed two Company-owned restaurants and a franchisee of the Company, in which the Company has a joint-venture interest, opened one restaurant.

The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain operating statement data. The table also sets forth certain restaurant data for the periods indicated.

                                13 Weeks Ended       26 Weeks Ended
                              ------------------   -----------------
                              June 30,   July 2,   June 30,   July 2,
                                1996      1995       1996      1995
                              -------    -------   --------   -------

Operating Statement Data:
REVENUES:
Restaurant sales                 99.6%     99.5%     99.6%      98.6%
Franchise fees and royalty
  income                          0.4       0.5       0.4        1.4
                                -----     -----     -----      -----
Total revenues                  100.0%    100.0%    100.0%     100.0%
                                =====     =====     =====      =====
COSTS AND EXPENSES:
  Restaurant cost of sales (1)   31.5%     32.2%     31.3%      32.3%
  Labor (1)                      25.8      25.9      26.0       26.1
  Occupancy (1)                   5.8       5.6       6.2        5.9
  Other restaurant operating
    costs (1)                    17.9      19.0      18.0       19.2
  General and administrative
    costs                         4.5       4.1       5.0        4.2
  Depreciation and
    amortization                  6.3       7.1       6.9        7.3
  Litigation settlement           9.6        -        5.1         -
  Special charge                   -       21.9        -        11.6
  Reserve for notes and other
    receivables                    -        9.5        -         5.0

INCOME (LOSS) FROM
  OPERATIONS                     (1.0)    (24.8)      1.8      (10.5)

INTEREST EXPENSE, net            (1.0)     (1.1)     (1.2)      (0.9)
                                -----     -----      ----      -----
INCOME (LOSS) BEFORE INCOME
  TAXES                          (2.0)    (25.9)      0.7      (11.4)

BENEFIT (PROVISION) FOR
  INCOME TAXES                    0.5       9.6      (0.4)       4.2
                                -----     -----     -----      -----

NET INCOME (LOSS)                (1.6)%   (16.3)%     0.3%      (7.2)%
                                =====     =====     =====      =====

Restaurant Data:
Company-owned restaurants:
  Beginning of period             104       106       106        104
  Opened                            -         5         -         10
  Sold (refranchised)               -         -         -         (3)
  Closed                            -        (2)       (2)        (2)
                                  ---       ---       ---        ---
  End of period                   104       109       104        109

Franchised and joint-venture
  owned restaurants:
    End of period                  22        27        22         27
                                  ---       ---       ---        ---
Total restaurants:
    End of period                 126       136       126        136
                                  ===       ===       ===        ===


 (1) Percentage is calculated based upon restaurant sales.

The Thirteen Weeks Ended June 30, 1996 Compared to the
Thirteen Weeks Ended July 2, 1995

Revenues. Restaurant sales decreased by $1.6 million, or 4.3%, to $35.2 million for the second quarter of 1996 from
$36.8 million for the second quarter in 1995. Sales from restaurants opened after January 1, 1995 accounted for an increase of $824,000. This increase was offset by sales from restaurants which were closed after July 2, 1995 of $1.4 million, as well as a decrease in sales of approximately $1.0 million for restaurants opened or acquired prior to January 1, 1995. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, decreased 1.2% during the second quarter of 1996. Management attributes much of this decline in sales to increased levels of competition in the Company's core markets and the cannibalization of revenues at existing restaurants upon the opening of newer restaurants.

Costs and Expenses. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 31.5% in the second quarter of 1996 from 32.2% for the second quarter of 1995. The decrease was due primarily to the negotiation of favorable commodity prices.

Labor costs calculated as a percentage of restaurant sales improved slightly in the second quarter of 1996 compared to the same period in 1995.

Occupancy costs remained relatively constant in the second quarter of 1996 compared to the same period in 1995.

Other restaurant operating costs as a percentage of restaurant sales decreased to 17.9% in the second quarter of 1996 from 19.0% for the same period of 1995. This decrease is due primarily to management's increased focus on unit level operations.

General and administrative expenses increased to $1.6 million from $1.5 million, and increased as a percentage of total revenues to 4.5% for the second quarter of 1996 from 4.1% for the comparable period in 1995. This increase was primarily attributable to the addition of management, as well as an increased level of expenditures to support the Company's operations.

Depreciation and amortization expense consisted of the following:

                                     Thirteen Weeks Ended
                                   ------------------------
                                   June 30, 1996   July 2, 1995
                                   -------------   ------------
                                    (Unaudited)     (Unaudited)


Depreciation of property and
  equipment                          $ 1,689,000    $1,495,000
Amortization of  intangible assets       416,000       397,000
Amortization of  pre-opening costs       111,000       742,000


Depreciation expense increased by approximately $194,000 for the quarter ended June 30, 1996 compared to the quarter ended July 2, 1995. The increase was due primarily to restaurant openings during 1995, as well as capital expenditures during the first six months of 1996. Amortization of pre-opening costs decreased by approximately $631,000 in the second quarter of 1996 compared to the second quarter of 1995, due to the decrease in the number of stores opened during the most recent twelve-month period compared to the twelve-month period ended July 2, 1995.

The litigation settlement recorded during the second quarter of 1996 includes the expected payment of $2.95 million consisting of, at the Company's option, cash or shares of the Company's common stock. Additionally, the amount recorded includes $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the litigation settlement. See item 1. "Legal Proceedings" and note 2. "Litigation Settlement" to the Condensed Consolidated Financial Statements.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, decreased to $403,000 in the second quarter of 1996 from $455,000 in the second
quarter  of  1995  as  a  result  of  the  repayment  of   a
substantial portion of the Company's line of credit during the second quarter of 1996. No interest was capitalized during the second quarter of 1996. The Company earned $47,000 of interest income during the second quarter of 1996 on cash balances compared to $66,000 of interest income earned during the second quarter of 1995.

Net Loss and Net Loss Per Share. The Company recorded a net loss of $553,000 for the second quarter of 1996 compared to a net loss of $6,028,000 for the comparable period of 1995. The recorded net loss was 1.6% as a percentage of total revenues for the second quarter of 1996 compared to a net loss equal to 16.3% of total revenues in the second quarter of 1995. The loss per share was $0.04 for the second quarter of 1996 compared to a net loss per share of $0.39 in the comparable period of 1995. Disregarding the litigation settlement, recorded in the second quarter of 1996, the Company would have reported net income of $1,691,000 for the second quarter of 1996, equal to $0.11 per share. Disregarding the reserve for receivables and the special charge recorded in the second quarter of 1995, the Company would have reported net income of $1,280,000 equal to $0.08 per share during the second quarter of 1995. Excluding the litigation loss, the reserve for receivables and the special charge, management believes that the remaining changes are largely due to improved operating margins at the restaurant level.




The  Twenty-Six  Weeks Ended June 30, 1996 Compared  to  the
Twenty-Six Weeks Ended July 2, 1995

Revenues. Restaurant sales decreased by $2.5 million, or 3.7%, to $66.3 million for the twenty-six weeks ended June 30, 1996 from $68.8 million for the comparable period in 1995. Sales from restaurants opened after January 1, 1995 accounted for an increase of $2.5 million. This increase was offset by sales from restaurants which were closed after July 2, 1995 of $3.0 million, as well as a decrease in sales of approximately $2.0 million for restaurants opened or acquired prior to January 1, 1995. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the year, decreased 1.8% during the twenty-six weeks ended June 30, 1996. Management attributes much of this decline in sales to the cannibalization of revenues at existing restaurants upon the opening of newer restaurants, increased levels of competition in the Company's core markets and inclement weather during the first quarter of 1996. Franchise and royalty fees decreased by $672,000 to $280,000 for the twenty-six weeks ended June 30, 1996 compared to the same period of 1995, due primarily to decreased revenues related to new franchise development agreements.

Costs and Expenses. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 31.3% in the twenty-six weeks ended June 30, 1996 from 32.3% for the twenty-six weeks ended July 2, 1995. The decrease was due primarily to the negotiation of favorable commodity prices.

Labor costs calculated as a percentage of restaurant sales improved slightly during the twenty-six weeks ended June 30, 1996 compared to the same period in 1995.

Occupancy costs remained relatively constant during the twenty-six weeks ended 1996 compared to the same period in 1995.

Other restaurant operating costs as a percentage of restaurant sales decreased to 18.0% in the twenty-six weeks ended June 30, 1996 from 19.2% for same period of 1995. This decrease is due primarily to management's increased focus on unit level operations.

General and administrative expenses increased to $3.3 million from $2.9 million, and increased as a percentage of total revenues to 5.0% for the second quarter of 1996 from 4.2% for the comparable period in 1995. This increase was primarily attributable to the addition of management, as well as an increased level of expenditures to support the Company's operations.

Depreciation and amortization expense consisted of the following:

                                    Twenty-Six Weeks Ended
                                    ----------------------
                                     June 30,      July 2,
                                       1996         1995
                                    ----------   ---------
                                    (Unaudited)  (Unaudited)

Depreciation of property and
  equipment                         $ 3,337,000 $ 2,912,000
Amortization of intangible
  assets                                820,000     814,000
Amortization of pre-opening
  costs                                 427,000   1,351,000


Depreciation expense increased by approximately $425,000 for the twenty-six weeks ended June 30, 1996 compared to the twenty-six weeks ended July 2, 1995. The increase was due primarily to restaurant openings during 1995, as well as capital expenditures during the first six months of 1996. Amortization of pre-opening costs decreased by approximately $924,000 in the twenty-six weeks ended June 30, 1996 compared to the twenty-six weeks ended July 2, 1995, due to the decrease in the number of stores opened during the most recent twelve-month period compared to the twelve-month period ended July 2, 1995.

The litigation settlement recorded during the second quarter of 1996 includes the expected payment of $2.95 million consisting of, at the Company's option, cash or shares of the Company's common stock. Additionally, the amount recorded includes $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the litigation settlement. See item 1. "Legal Proceedings" and note 2. "Litigation Settlement" to the Condensed Consolidated Financial Statements.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $870,000 in the twenty-six weeks ended June 30, 1996 from $761,000 in the twenty-six weeks ended July 2, 1995, primarily as a result of interest expense associated with usage of the Company's line of credit during the first quarter of 1996. No interest was capitalized during the twenty-six weeks ended June 30, 1996. The Company earned $102,000 of interest income during the twenty-six weeks ended June 30, 1996, compared to $152,000 of interest income earned during the twenty-six weeks ended July 2, 1995.

Net Income (Loss) and Net Income (Loss) Per Share. Net income increased to $181,000 for the twenty-six weeks ended June 30, 1996 from a net loss of $4,990,000 for the same period in 1995. Net income was 0.3% of total revenues for the twenty-six weeks ended June 30, 1996 compared to a net loss of 7.2% for the twenty-six weeks ended July 2, 1995. Earnings per share was $0.01 for the twenty-six weeks ended June 30, 1996 compared to a loss per share of $0.32 in the same period of 1995. Disregarding the litigation settlement, recorded in the second quarter of 1996, the Company would have reported net income of $2,425,000 for the twenty-six weeks ended June 30, 1996, equal to $0.15 per share. Disregarding the reserve for receivables and the special charge recorded in the second quarter of 1995, the Company would have reported net income of $2,318,000 equal to $0.15 per share during the twenty-six weeks ended July 2, 1995.

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, long-term debt and capital leases. The Company maintains loan facilities totaling $20.0 million, including a $5.0 million unsecured revolving line of credit for construction or operating funds. As of August 1, 1996, $8.8 million had been used under these facilities.

Net cash provided by operating activities was $6.2 million for the twenty-six weeks ended June 30, 1996, and $756,000 for the twenty-six weeks ended July 2, 1995. Net cash used in investing activities was $3.0 million for the twenty-six weeks ended June 30, 1996, representing primarily capital expenditures for improvements to existing restaurants, compared to $14.4 million for the twenty-six weeks ended July 2, 1995. Net cash used in financing activities was $3.1 million for the twenty-six weeks ended July 2, 1996 representing primarily repayment of the Company's line of credit and long-term debt compared to net cash provided from financing activities of $9.5 million in the same period of 1995 representing borrowings from the Company's debt facilities.

As discussed in "Legal Proceeding" in item 1. and note 2. "Litigation Settlement" to the Condensed Consolidated Financial Statements, the Company approved a proposed settlement of A.L. Park, et al. v. Taco Cabana, Inc., et al., a suit originally filed in September 1995 seeking status as a class action.

Under  the  terms  of  the Settlement, the  plaintiffs  will receive a total of $6.0 million. The Company's insurance carrier will pay $3.05 million in cash, while the Company will pay $2.95 million consisting of, at the Company's option, cash or shares of the Company's common stock. Additionally, the Company has accrued $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the Settlement. As of June 30, 1996, the Company has paid approximately $200,000 in legal expenses relating to the lawsuit.

The special charge recorded in the second quarter of 1995 included an accrual of approximately $1.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $137,000 in the twenty-six weeks ended June 30, 1996. Several of the restaurants which have been closed, as well as the Company's previous corporate offices, are currently for sale. Although there can be no assurance of the particular price at which any of such properties will be sold, the Company will receive funds upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $608,000 during the twenty-six weeks ended June 30, 1996.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1996.

Impact of Inflation

Although increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material adverse effect on the Company's operations to date.

Seasonality and Quarterly Results

The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the second and third quarters. In addition, quarterly results are affected by the timing of the opening and closing of stores. Therefore, quarterly results cannot be used to indicate results for the entire year.

Item 1. Legal Proceedings

On July 24, 1996, the Company approved a proposed settlement
("the  Settlement")  of A.L. Park, et al.  v.  Taco  Cabana,
Inc., et al., (the "Lawsuit"), a suit originally filed in September 1995 seeking status as a class action.

Under  the  terms  of  the Settlement, the  plaintiffs  will receive a total of $6.0 million. The Company's insurance carrier will pay $3.05 million in cash, while the Company will pay $2.95 million consisting of, at the Company's option, cash or shares of the Company's common stock. Additionally, the Company has reserved $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the Settlement.

The Company denies any liability or wrongdoing in connection with the Lawsuit. The Settlement was entered into to avoid continuing distraction of management, reduce overall legal cost liability and exposure to risk of adverse outcome. The Settlement is contingent upon execution of a definitive settlement agreement, approval by a sufficient percentage of the potential class plaintiffs, U.S. District Court approval, and certain other conditions.

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 13, 1996       Taco Cabana, Inc.




                              /s/  David G. Lloyd
                              ------------------------------
                              David G. Lloyd
                              Vice President, Chief Financial
                              Officer, Secretary and Treasurer





                              Signing on behalf of the registrant
                              and as the principal financial and
                              accounting officer