Form 10-Q
period 1996-09-29
TACO CABANA INC
filed 1996-11-13
CIK 891082

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.


                          FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 1996

                             OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              Commission File Number:  0-20716


                      TACO CABANA, INC.
    ----------------------------------------------------
   (Exact name of registrant as specified in its charter)


            DELAWARE                       74-2201241
-------------------------------      ---------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)      Identification Number)


                8918 Tesoro Drive, Suite 200
                 San Antonio, Texas   78217
           --------------------------------------
          (Address of principal executive offices)


               Telephone Number (210) 804-0990
     --------------------------------------------------
    (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant
     (1) has filed all reports required to be filed  by
     Section 13 or 15(d) of the Securities Exchange Act
     of  1934  during the preceding 12 months  (or  for
     such  shorter  period  that  the  registrant   was
     required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days:

           Yes   X                         No
                ---                          ---

          Indicate the number of shares of each of the issuer's classes of common stock as of the latest practicable date:

          Class       Outstanding at November 1 , 1996
      ------------    --------------------------------
      Common Stock           15,706,537 shares




                      TACO CABANA, INC.
                            INDEX


                                                             Page
                                                            Number
                                                            ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at September 29,         2
  1996 and December 31, 1995

Condensed Consolidated Statements of Operations for the        3
  Thirteen Weeks Ended September 29, 1996 and October 1,
  1995

Condensed Consolidated Statements of Operations for the        4
  Thirty-Nine Weeks Ended September 29, 1996 and October
  1, 1995

Condensed Consolidated Statements of Cash Flows for the        5
  Thirty-Nine Weeks Ended September 29, 1996 and October
  1, 1995

Notes to Condensed Consolidated Financial Statements        6-10


Item 2.  Management's Discussion and Analysis of           11-20
  Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                    20

Items 2 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 6. Exhibits and Reports on Form 8-K                     20

Signature                                                    21


                      TACO CABANA, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                         September 29,  December 31,
                                            1996           1995
                                        ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $    791,000   $  2,749,000
Receivables, net                           1,451,000      1,376,000
Inventory                                  1,866,000      1,846,000
Prepaid expenses                           1,185,000      1,700,000
Pre-opening costs, net                        57,000        500,000
Federal income taxes receivable              491,000      2,777,000
Deferred income taxes                      1,766,000        497,000
                                         -----------    -----------
  Total current assets                     7,607,000     11,445,000

PROPERTY AND EQUIPMENT, net               88,330,000     87,695,000
NOTES RECEIVABLE, net                        763,000        780,000
INTANGIBLE ASSETS, net                    45,807,000     47,038,000
OTHER ASSETS                                 827,000        934,000
INVESTMENT IN JOINT VENTURE                  936,000        686,000
                                         -----------    -----------
TOTAL                                   $144,270,000   $148,578,000
                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                        $  3,475,000   $  5,409,000
Accrued liabilities                        2,945,000      3,864,000
Current maturities of long-term debt
  and capital leases                       2,372,000      2,074,000
Line of credit                             1,500,000      2,186,000
                                         -----------    -----------
  Total current liabilities               10,292,000     13,533,000

LONG-TERM OBLIGATIONS, net of current
  maturities:
Capital leases                             4,094,000      4,242,000
Long-term debt                             7,154,000     10,788,000
                                         -----------    -----------
Total long-term obligations               11,248,000     15,030,000

ACQUISITION LIABILITIES                    4,356,000      4,888,000
DEFERRED LEASE PAYMENTS                      658,000        935,000
DEFERRED INCOME TAXES                      3,869,000      1,865,000

STOCKHOLDERS' EQUITY:
Common stock                                 157,000        157,000
Additional paid-in capital                97,073,000     96,954,000
Retained earnings                         16,617,000     15,216,000
                                         -----------    -----------
  Total stockholders' equity             113,847,000    112,327,000
                                         -----------    -----------
TOTAL                                   $144,270,000   $148,578,000
                                         ===========    ===========

     See notes to Condensed Consolidated Financial Statements.





                      TACO CABANA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                   For the Thirteen Weeks Ended
                                   ----------------------------
                                   September 29,     October 1,
                                       1996             1995
                                   -------------     ----------
REVENUES:
Restaurant sales                     $33,676,000   $35,454,000
Franchise fees and royalty income        134,000       214,000
                                      ----------    ----------
  Total revenues                      33,810,000    35,668,000
                                      ----------    ----------
COSTS AND EXPENSES:
Restaurant cost of sales              10,770,000    11,454,000
Labor                                  8,843,000     9,426,000
Occupancy                              2,038,000     2,091,000
Other restaurant operating costs       6,013,000     6,996,000
General and administrative             1,616,000     1,448,000
Depreciation and amortization          2,285,000     2,653,000

  Total costs and expenses            31,565,000    34,068,000
                                      ----------    ----------
INCOME FROM OPERATIONS                 2,245,000     1,600,000
                                      ----------    ----------
INTEREST EXPENSE, NET                   (308,000)     (409,000)
                                      ----------    ----------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                          1,937,000     1,191,000

PROVISION FOR INCOME TAXES              (717,000)     (440,000)
                                      ----------    ----------
NET INCOME                           $ 1,220,000   $   751,000
                                      ==========    ==========
NET INCOME PER SHARE                 $      0.08   $      0.05
                                      ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING   16,014,352    15,723,263
                                      ==========    ==========


   See notes to Condensed Consolidated Financial Statements.





                      TACO CABANA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                For the Thirty-Nine Weeks Ended
                                -------------------------------
                                 September 29,      October 1,
                                     1996              1995
                                 -------------      -----------
REVENUES:
Restaurant sales                    $ 99,969,000  $104,274,000
Franchise fees and royalty income        413,000     1,166,000
                                     -----------   -----------
  Total revenues                     100,382,000   105,440,000
                                     -----------   -----------
COSTS AND EXPENSES:
Restaurant cost of sales              31,546,000    33,649,000
Labor                                 26,082,000    27,418,000
Occupancy                              6,134,000     6,178,000
Other restaurant operating costs      17,956,000    20,227,000
General and administrative             4,933,000     4,349,000
Depreciation and amortization          6,868,000     7,730,000
Litigation settlement                  3,400,000             -
Special charge                                 -     8,100,000
Reserve for notes and
  other receivables                            -     3,500,000
                                     -----------   -----------
  Total costs and expenses            96,919,000   111,151,000
                                     -----------   -----------
INCOME (LOSS) FROM OPERATIONS          3,463,000    (5,711,000)
                                     -----------   -----------
INTEREST EXPENSE, NET                 (1,076,000)   (1,018,000)
                                     -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES      2,387,000    (6,729,000)

BENEFIT (PROVISION) FOR INCOME
  TAXES                                (986,000)     2,490,000
                                     ----------    -----------

NET INCOME (LOSS)                   $  1,401,000  $ (4,239,000)
                                     ===========   ===========
NET INCOME (LOSS) PER SHARE         $       0.09  $      (0.27)
                                     ===========   ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                         15,952,239    15,564,162
                                     ===========   ===========

    See notes to Condensed Consolidated Financial Statements.




                      TACO CABANA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                     For the Thirty-Nine Weeks Ended
                                     -------------------------------
                                        September 29,     October 1,
                                            1996             1995
                                         -------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                          $ 1,401,000  $ (4,239,000)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization            6,868,000     7,730,000
    Deferred income taxes                      735,000    (1,652,000)
    Special charge                                   -     8,100,000
    Reserve for notes and other
      receivables                                    -     3,500,000
    Changes in operating working capital
      items                                   (850,000)   (7,899,000)
                                           -----------   -----------
Net cash provided by operating activities    8,154,000     5,540,000
                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (5,811,000)  (16,170,000)
Investment in joint venture                   (250,000)     (250,000)
                                           -----------   -----------
Net cash used for investing activities      (6,061,000)  (16,420,000)
                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt
  and line of credit                        (4,006,000)   (2,273,000)
Principal payments under capital leases       (164,000)     (110,000)
Exercise of stock options                      119,000         9,000
Proceeds from issuance of notes payable              -    10,369,000
                                           -----------   -----------
Net cash provided (used) by financing
  activities                                (4,051,000)    7,995,000
                                           -----------   ------------

NET DECREASE IN CASH                        (1,958,000)   (2,885,000)

CASH AND CASH EQUIVALENTS, beginning of
  period                                     2,749,000     7,275,000
                                           -----------   -----------

CASH AND CASH EQUIVALENTS, end of period  $    791,000  $  4,390,000
                                           ===========   ===========

     See notes to Condensed Consolidated Financial Statements.



                      TACO CABANA, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

Principles of Consolidation - The consolidated financial statements include all accounts of Taco Cabana, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

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

2.  Litigation Settlement

On July 24, 1996, the Company entered into a proposed settlement, subject to court approval and certain other conditions, (the "Settlement"), of A.L. Park, et al. v. Taco Cabana, Inc., et al., (the "Lawsuit"), a suit originally filed in the United States District Court for the Western District of Texas (Cause No. SA95CA0847), in September 1995 seeking status as a class action.

Under the terms of the Settlement, the plaintiffs will receive a total of $6.0 million. The Company's insurance carrier has deposited $3.05 million in cash, and the Company has deposited $2.95 million in cash into an escrow account for such purposes. Additionally, the Company has accrued $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the Settlement. As of September 29, 1996, the Company had paid approximately $220,000 in legal expenses relating to the lawsuit.

The Company denies any liability or wrongdoing in connection with the Lawsuit. The Settlement was entered into to avoid continuing distraction of management, reduce overall legal cost liability and exposure to risk of adverse outcome. The Settlement is contingent upon final approval by U.S. District Court. A hearing upon such settlement is scheduled for December 20, 1996.

3.  Special Charge

A review of all operations was performed during the second quarter of 1995. The review was precipitated by a change in the Company's core markets, including a decline in average unit volumes and profitability, as well as a change in the Company's senior management.

The sales trends of the Company's core markets had turned negative. Comparable restaurants sales trends softened in the third and fourth quarters of 1994, declining by about 2.9% in the third quarter and 5.9% in the fourth quarter. The decrease continued in the first quarter of 1995, when comparable restaurant sales declined by approximately 10.1%. The decline continued into the second quarter of 1995, which finished with a decline of approximately 7.7%. This decline in sales led to a decline in profitability.

In late April 1995, Stephen Clark was hired as President and Chief Operating Officer of Taco Cabana. After several weeks of analyzing the then recent trends and personnel, Mr. Clark led a comprehensive review of the Company's operations. The review, which took place during May and June 1995, included a detailed review of the existing restaurants including their sales and profitability trends, recent and future marketing plans, development plans for new Company restaurants as well as for franchisees; relationships with current franchisees; and overhead components, including mid and senior level management, office space, non-restaurant assets, and bonus payouts.

To reverse the adverse trends in operating results, management began implementing a plan to improve the unit level economics of the Company's restaurants. In particular, the Company created several operations-related positions to design and implement comprehensive labor management and restaurant operating systems; increased the number of operations supervisory positions thus lowering the average number of restaurants each supervisor is responsible for, in order to increase the effectiveness of such positions; redirected its marketing program to increase focus on local store marketing efforts and promotional-based advertising; performed market research to enhance the effectiveness of the Company's marketing efforts and to provide improved market data to aid in the design and location of future restaurants; and revised its development criteria, including construction costs, design factors, menu strategy, and began reviewing the possibility of alternative development (e.g., in-line and other non-traditional construction versus stand-alone restaurants).

The review resulted in the decision to close several restaurants, allow several franchise restaurants to close or revert back to the Company's control, restructure or forgive several franchise-related receivables, make several management personnel changes, sell certain non-restaurant assets, pay certain discretionary bonuses which related to the prior year but were not going to paid by prior management, restructure the Company's marketing efforts, slow all current Company and franchise development, and write-off certain prepaid costs determined to no longer have future value due to the changes management planned to make.

These decisions resulted in the Company's recording a special charge during the second quarter of 1995 of $8.1 million pretax, and a reserve for notes and other receivables of $3.5 million pretax (a total of $7.3 million after tax, or $0.47 per share).

The special charge of $8.1 million was comprised of:

* Market valuation adjustments totaling $2.65 million resulting from the decision to close six Company-owned restaurants, and dispose of those restaurant assets;

* A provision of $1.225 million to record the estimated monthly lease obligation, net of expected sublease receipts, for certain other restaurants which had been closed or were to be closed;

* Market valuation adjustments totaling $1.225 million to allow for the disposition of certain non-restaurant capital assets, including the Company's principal office and corporate airplanes (most of which assets were owned by the Company, so that the disposition of such assets would generate cash);

* The accrual of $980,000 related to the severance of certain contractual employment and consulting agreements and the payment of relocation expenses for Mr. Clark and other new members of management;

* The write-off of $810,000 related to certain capitalized media production assets which will no longer be utilized or were deemed to no longer have value due to the change in the Company's marketing philosophy described above;

* The write-off of $370,000 in development costs associated with the sites which were under development at the time of the decision to slow development;

* An accrual of $300,000 for the payment of certain operational bonuses which are described above;

* An accrual of $420,000 for certain employee litigation claims;

*  An accrual of $120,000 for miscellaneous expenses.

The reserve for notes and other receivables included $2.0 million for notes receivable which were outstanding in connection with the sale of restaurants to franchisees. The decision to reserve for these notes was based on discussions held with the franchisees during the second quarter of 1995 and a review of their financial position. Three notes totaling $1.3 million of this amount were reserved due to the fact that the franchisee approached the Company during the second quarter of 1995 and indicated that the devaluation of the Mexican Peso in December 1994 had permanently harmed its restaurants to an extent that they were going to close the restaurants. These restaurants were all closed during 1995. The remaining amount relates to a restaurant whose sales trends continue to erode and there is substantial doubt as to the recoverability of the balance. The reserve amounts were calculated by reducing the outstanding note balances to the estimated value of the underlying collateral and reserving the remaining balance. The restaurants reserved for were all in Texas.

The remaining $1.5 million primarily relates to franchisee receivables. Approximately $250,000 of this amount relates to periodic franchise and royalty fees owed by the franchisees noted above, including interest. An additional $500,000 is reserved due to a franchisee's failure to meet a contractual obligation and make payment on a development agreement during the second quarter of 1995. Approximately $350,000 of the amount relates to periodic royalty fees and franchise fees from a franchisee with whom the Company had been in discussions to acquire its restaurants. Due to the Company's decision to slow all development, the Company broke off these negotiations. The remaining balances, totaling $400,000, include various types of receivables including other franchisee amounts, employee receivables, and other miscellaneous receivables.

4.  Earnings per Share

Net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Common stock equivalent shares, which relate to stock options, are included in the weighted average when the effect is dilutive.

5.  Intangible Assets

Goodwill, or the excess of acquisition costs over the fair market value of the assets acquired and liabilities assumed, is amortized using the straight-line method from 25 to 40 years. The trade name and the rights to the Taco Cabana name purchased in 1986 and 1987, are amortized using the straight-line method over forty years. Noncompetition agreements are amortized using the straight-line method over their estimated useful lives, ranging from two to fifteen years. Management assesses the recoverability of goodwill on the basis of actual and undiscounted projected cash flows from the restaurants acquired. Should projected cash flows not be sufficient to recover the Company's investment, including any recorded goodwill, management would utilize either a discounted cash flow basis or other determination of current fair value in order to determine the amount of the impairment.

6.  Commitments and Contingencies

The Company does not subscribe to worker's compensation insurance in its Texas market. The Company accrues for claims based on historical actual payments made for claims and expenses, as well as an evaluation of current and anticipated claims and expenses. The Company does maintain an excess liability coverage which management believes is adequate to cover any substantial claims.

The Company remains contingently liable on three operating leases which were assigned to the purchasers of units previously sold or closed. Future minimum lease commitments under these contingent obligations approximate $290,000 in 1997, and $303,000 in 1998 thru 2001. Thereafter, the total minimum lease payments are approximately $3.2 million. The Company assesses the probability of its having to assume primary liability under these assignments as part of its ongoing assessment of franchisee relationships.

7.  Acquisition Liabilities

The   Company   establishes  acquisition   liabilities,   as
necessary, in connection with the purchase method of accounting for restaurants and other assets it acquires. Such liabilities are primarily related to leases that were at terms less favorable than market rates prevailing at the acquisition date and anticipated store closure costs, if any.

The reserve established for leases in excess of the prevailing market were based on current market rental rates at the date of acquisition as compared to the terms of the leases acquired. This liability is being amortized as a reduction of occupancy expense over the remaining term of the applicable leases. At December 31, 1995, the total amount of this reserve was $2.0 million. During the thirty-nine weeks ended September 29, 1996, approximately $154,000 of the balance was amortized in this manner.

The remaining balance relates to reserves established for the closure of certain acquired restaurants. These restaurants were anticipated to be closed at the time of acquisition. The amounts reserved were equal to the value assigned to the building and equipment acquired, less any anticipated salvage value, plus an amount estimated to terminate the lease prior to its expiration date. At December 31, 1995, the total amount of this reserve was $2.9 million. During the thirty-nine weeks ended September 29, 1996, approximately $378,000 of this reserve was utilized in the closure of two restaurants. No gain or loss was recorded on any of these transactions.

8.   Supplemental Disclosure of Cash Flow Information

                                        Thirty-Nine Weeks Ended
                                      ---------------------------
                                      September 29,    October 1,
                                          1996            1995
                                      -------------    ----------
Cash paid for interest                   $  901,000    $  869,000
Interest capitalized on construction
  costs                                           -       109,000
Cash paid (received) for income
  taxes                                  (2,074,000)      400,000
Notes receivable acquired in
  exchange for property, plant
  and equipment                                    -    1,286,000




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction
------------
The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio. As of November 1, 1996 the Company had 104 company-owned, three joint-venture owned and 17 franchised restaurants. The Company's revenues are derived primarily from sales by company-owned restaurants, with franchise fees and royalty income currently contributing less than 1% of total revenues for the first nine months of the 1996 fiscal year.

During the thirty-nine weeks ended September 29, 1996, the Company closed two Company-owned restaurants, franchisees of the Company closed five restaurants and a franchisee of the Company, in which the Company has a joint-venture interest, opened one restaurant.

Special Charge and Reserve for Notes and Other Receivables
----------------------------------------------------------
During the second quarter of 1995, the Company recorded a reserve for notes and other receivables of $3.5 million and a special charge of $8.1 million. The charges were the result of a review of all operations which was performed during the second quarter of 1995. The review was precipitated by a change in the Company's core markets, including a decline in average unit volumes and profitability, as well as a change in the Company's senior management.

The sales trends of the Company's core markets had turned negative. Comparable restaurants sales trends softened in the third and fourth quarters of 1994, declining by about 2.9% in the third quarter and 5.9% in the fourth quarter. The decrease continued in the first quarter of 1995, when comparable restaurant sales declined by approximately 10.1%. The decline continued into the second quarter of 1995, which finished with a decline of approximately 7.7%. This decline in sales led to a decline in profitability.

In late April 1995, Stephen Clark was hired as President and Chief Operating Officer of Taco Cabana. After several weeks of analyzing the then recent trends and personnel, Mr. Clark led a comprehensive review of the Company's operations. The review, which took place during May and June 1995, included a detailed review of the existing restaurants including their sales and profitability trends, recent and future marketing plans, development plans for new Company restaurants as well as for franchisees; relationships with current franchisees; and overhead components, including mid and senior level management, office space, non-restaurant assets, and bonus payouts.

To reverse the adverse trends in operating results, management began implementing a plan to improve the unit level economics of the Company's restaurants. In particular, the Company created several operations-related positions to design and implement comprehensive labor management and restaurant operating systems; increased the number of operations supervisory positions thus lowering the average number of restaurants each supervisor is responsible for, in order to increase the effectiveness of such positions; redirected its marketing program to increase focus on local store marketing efforts and promotional-based advertising; performed market research to enhance the effectiveness of the Company's marketing efforts and to provide improved market data to aid in the design and location of future restaurants; and revised its development criteria, including construction costs, design factors, menu strategy, and began reviewing the possibility of alternative development (e.g., in-line and other non-traditional construction versus stand-alone restaurants).

The review resulted in the decision to close several restaurants, allow several franchise restaurants to close or revert back to the Company's control, restructure or forgive several franchise-related receivables, make several management personnel changes, sell certain non-restaurant assets, pay certain discretionary bonuses which related to the prior year but were not going to be paid by prior management, restructure the Company's marketing efforts, slow all current Company and franchise development, and write-off certain prepaid costs determined to no longer have future value due to the changes management planned to make.

These decisions resulted in the Company's recording a special charge of $8.1 million pretax, and a reserve for notes and other receivables of $3.5 million pretax (a total of $7.3 million after tax, or $0.47 per share).

The special charge of $8.1 million was comprised of:

* Market valuation adjustments totaling $2.65 million resulting from the decision to close six Company-owned restaurants, and dispose of those restaurant assets;

* A provision of $1.225 million to record the estimated monthly lease obligation, net of expected sublease receipts, for certain other restaurants which had been closed or were to be closed;

* Market valuation adjustments totaling $1.225 million to allow for the disposition of certain non-restaurant capital assets, including the Company's principal office and corporate airplanes (most of which assets were owned by the Company, so that the disposition of such assets would generate cash);

* The accrual of $980,000 related to the severance of certain contractual employment and consulting agreements and the payment of relocation expenses for Mr. Clark and other new members of management;

* The write-off of $810,000 related to certain capitalized media production assets which will no longer be utilized or were deemed to no longer have value due to the change in the Company's marketing philosophy described above;

* The write-off of $370,000 in development costs associated with the sites which were under development at the time of the decision to slow development;

* An accrual of $300,000 for the payment of certain operational bonuses which are described above;

* An accrual of $420,000 for certain employee litigation claims;

*  An accrual of $120,000 for miscellaneous expenses.

The reserve for notes and other receivables included $2.0 million for notes receivable which were outstanding in connection with the sale of restaurants to franchisees. The decision to reserve for these notes was based on discussions held with the franchisees during the second quarter of 1995 and a review of their financial position. Three notes totaling $1.3 million of this amount were reserved due to the fact that the franchisee approached the Company during the second quarter of 1995 and indicated that the devaluation of the Mexican Peso in December 1994 had permanently harmed its restaurants to an extent that they were going to close the restaurants. These restaurants were all closed during 1995. The remaining amount relates to a restaurant whose sales trends continue to erode and there is substantial doubt as to the recoverability of the balance. The reserve amounts were calculated by reducing the outstanding note balances to the estimated value of the underlying collateral and reserving the remaining balance. The restaurants reserved for were all in Texas.

The remaining $1.5 million primarily relates to franchisee receivables. Approximately $250,000 of this amount relates to periodic franchise and royalty fees owed by the franchisees noted above, including interest. An additional $500,000 is reserved due to a franchisee's failure to meet a contractual obligation and make payment on a development agreement during the second quarter of 1995. Approximately $350,000 of the amount relates to periodic royalty fees and franchise fees from a franchisee with whom the Company had been in discussions to acquire its restaurants. Due to the Company's decision to slow all development, the Company broke off these negotiations. The remaining balances, totaling $400,000, include various types of receivables including other franchisee amounts, employee receivables, and other miscellaneous receivables.

Litigation Settlement
---------------------
On July 24, 1996, the Company approved the proposed Settlement of A.L. Park, et al. v. Taco Cabana, Inc., et al., a suit originally filed in September 1995 seeking status as a class action. As a result thereof, the Company recorded a charge of $3.4 million during the second quarter of fiscal 1996.

Under the terms of the Settlement, the plaintiffs will receive a total of $6.0 million. The Company's insurance carrier has deposited $3.05 million in cash, and the Company has deposited $2.95 million in cash into an escrow account for such purposes. Additionally, the Company has accrued $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the Settlement. As of September 29, 1996, the Company had paid approximately $220,000 in legal expenses relating to the lawsuit.

The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain operating statement data. The table also sets forth certain restaurant data for the periods indicated.

                               13 Weeks Ended               39 Weeks Ended
                          -------------------------    --------------------------
                          September 29,   October 1,   September 29,   October 1,
                               1996          1995           1996          1995
                          ------------    ----------   ------------    ----------

Operating Statement Data:
REVENUES:
Restaurant sales               99.6%         99.4%          99.6%          98.9%
Franchise fees and royalty
  income                        0.4           0.6            0.4            1.1
                               ----          ----           ----           ----
Total revenues                100.0%        100.0%         100.0%         100.0%
                              =====         =====          =====          =====
COSTS AND EXPENSES:
Restaurant cost of sales (1)   32.0%         32.3%          31.6%          32.3%
Labor (1)                      26.3          26.6           26.1           26.3
Occupancy (1)                   6.1           5.9            6.1            5.9
Other restaurant operating
  costs (1)                    17.9          19.7           18.0           19.4
General and administrative
  costs                         4.8           4.1            4.9            4.1
Depreciation and
  amortization                  6.8           7.4            6.8            7.3
Litigation settlement            -             -             3.4             -
Special charge                   -             -              -             7.7
Reserve for notes and other
  receivables                    -             -              -             3.3

INCOME (LOSS) FROM OPERATIONS   6.6           4.5            3.4           (5.4)

INTEREST EXPENSE, net          (0.9)         (1.1)          (1.1)          (1.0)
                              -----         -----          -----          -----
INCOME (LOSS) BEFORE INCOME
  TAXES                         5.7           3.3            2.4           (6.4)

BENEFIT (PROVISION) FOR
  INCOME TAXES                  2.1          (1.2)          (1.0)           2.4
                              -----         -----          -----          -----
NET INCOME (LOSS)               3.6%          2.1%           1.4%         (4.0)%
                              =====         =====          =====          =====
Restaurant Data:
Company-owned restaurants:
  Beginning of period           104           109            106            104
  Opened                         -             -              -              10
  Sold (refranchised)            -             -              -              (3)
  Closed                         -             (1)            (2)            (3)
                              -----         -----          -----          -----
  End of period                 104           108            104            108

Franchised and joint-venture
owned restaurants:
    End of period                20            27             20             27
                              -----         -----          -----          -----
Total restaurants:
    End of period               124           135            124            135
                              =====         =====          =====          =====

(1)  Percentage is calculated based upon restaurant sales.


The Thirteen Weeks Ended September 29, 1996 Compared to the
Thirteen Weeks Ended October 1, 1995

Revenues.   Restaurant sales decreased by $1.8  million,  or
5.0 %, to $33.7 million for the third quarter of 1996 from $35.5 million for the third quarter in 1995. Sales from restaurants opened after July 2, 1995 accounted for an increase of $600,000. Sales from restaurants which were closed after July 2, 1995 accounted for $1.2 million of the decrease. Sales from restaurants opened or acquired prior to January 1, 1995 accounted for a decrease of approximately $1.2 million. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, decreased 2.5% during the third quarter of 1996. Comparable store sales in the Company's core markets of San Antonio, Austin, Houston and Dallas, which represent over 90% of the Company's sales volume, were flat for the third quarter of 1996. Management attributes much of the decline in sales to the adverse economic conditions in the Texas - Mexico border market. The Company also experienced a decrease in sales in its Colorado market during the third quarter of 1996.

Costs and Expenses. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 32.0% in the third quarter of 1996 from 32.3% for the third quarter of 1995. The decrease was due primarily to the negotiation of favorable commodity pricing at the beginning of 1996. The decrease was partially offset by an increase in certain commodity costs, primarily cheese and bacon, during the third quarter of 1996 compared to the prior quarters of 1996.

Labor costs calculated as a percentage of restaurant sales improved slightly during the third quarter of 1996 compared to the same period in 1995. The labor costs were negatively impacted due to a relatively high rate of restaurant management turnover during third quarter of 1996. The turnover is part of the Company's continuing process of raising the standards and accountability within the management ranks of the Company.

Occupancy costs decreased during the third quarter of 1996 compared to the same period in 1995. The decrease is due to a decrease in the number of restaurants opened during the thirteen weeks ended September 29, 1996 compared to the thirteen weeks ended October 1, 1995.

Other restaurant operating costs as a percentage of restaurant sales decreased to 17.9% in the third quarter of 1996 from 19.7% for the same period of 1995. This decrease is due primarily to management's increased focus on unit level operations.

General and administrative expenses increased to $1.6 million from $1.4 million, and increased as a percentage of total revenues to 4.8% for the third quarter of 1996 from 4.1% for the comparable period in 1995. This increase was primarily attributable to the addition of management, as well as an increased level of expenditures to support the Company's operations.
Depreciation and amortization expense consisted of the following:

                                       Thirteen Weeks Ended
                                   ----------------------------
                                   September 29,    October 1,
                                       1996            1995
                                   ------------     ----------

Depreciation of property and
  equipment                         $ 1,822,000      $1,640,000
Amortization of intangible assets       416,000         423,000
Amortization of pre-opening costs        47,000         590,000

Depreciation expense increased by approximately $182,000 for the quarter ended September 29, 1996 compared to the quarter ended October 1, 1995. The increase was due primarily to
restaurant   openings  during  1995,  as  well  as   capital
expenditures on existing restaurants during the first nine months of 1996. Amortization of pre-opening costs decreased by approximately $543,000 in the third quarter of 1996 compared to the third quarter of 1995, due to the decrease in the number of stores opened during the most recent twelve-month period compared to the twelve-month period ended October 1, 1995.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, decreased to $361,000 in the third quarter of 1996 from $499,000 in the third quarter of 1995 as a result of the repayment of a substantial portion of the Company's line of credit during 1996. No interest was capitalized during the third quarter of 1996. The Company earned $53,000 of interest income during the third quarter of 1996 on cash balances compared to $90,000 of interest income earned during the third quarter of 1995.

Net  Income and Net Income Per Share.  The Company  recorded net income of $1,220,000 for the third quarter of 1996 compared to net income of $751,000 for the comparable period of 1995. The recorded net income was 3.6% as a percentage of total revenues for the third quarter of 1996 compared to net income equal to 2.1% of total revenues in the third quarter of 1995. The net income per share was $0.08 for the third quarter of 1996 compared to net income per share of $0.05 in the comparable period of 1995. Management believes that the increase in net income and net income per share are largely due to improved operating margins at the restaurant level.

The Thirty-Nine Weeks Ended September 29, 1996 Compared to the Thirty-Nine Weeks Ended October 1, 1995

Revenues. Restaurant sales decreased by $4.3 million, or 4.1%, to $100.0 million for the thirty-nine weeks ended September 29, 1996 from $104.3 million for the comparable period in 1995. Sales from restaurants opened after January 1, 1995 accounted for an increase of $2.8 million. This was offset by sales from restaurants which were closed after January 1, 1995 of $4.2 million, as well as a decrease in sales of approximately $2.9 million for restaurants opened or acquired prior to January 1, 1995. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the year, decreased 2.1% during the thirty-nine weeks ended September 29, 1996. Management attributes much of this decline in sales to a decrease in sales from the Company's restaurants in the Texas - Mexico border market, due to adverse economic conditions in that market, increased levels of competition in the Company's core markets and inclement weather during the first quarter of 1996. The Company also experienced a decrease in sales in its Colorado market during the first three quarters of 1996.

Franchise and royalty fees decreased by $753,000 to $413,000 for the thirty-nine weeks ended September 29, 1996 compared to the same period of 1995, due primarily to decreased revenues related to new franchise development agreements.

Costs and Expenses. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 31.6% in the thirty-nine weeks ended September 29, 1996 from 32.3% for the thirty-nine weeks ended October 1, 1995. The decrease was due primarily to the negotiation of favorable commodity pricing at the beginning of 1996. The decrease was partially offset by increases in certain commodity costs, primarily cheese and bacon, during the third quarter of 1996 compared to the prior quarters of 1996.

Labor costs calculated as a percentage of restaurant sales improved slightly during the thirty-nine weeks ended September 29, 1996 compared to the same period in 1995. The labor costs were negatively impacted due to a relatively high rate of restaurant management turnover during third quarter of 1996. The turnover is part of the Company's continuing process of raising the standards and accountability within the management ranks of the Company.

Occupancy costs decreased slightly during the thirty-nine weeks ended September 29, 1996 compared to the same period in 1995.

Other restaurant operating costs as a percentage of restaurant sales decreased to 18.0% in the thirty-nine weeks ended September 29, 1996 from 19.4% for same period of 1995. This decrease is due primarily to management's increased focus on unit level operations.

General and administrative expenses increased to $4.9 million from $4.3 million, and increased as a percentage of total revenues to 4.9% for the third quarter of 1996 from 4.1% for the comparable period in 1995. This increase was primarily attributable to the addition of management, as well as an increased level of expenditures to support the Company's operations.

Depreciation and amortization expense consisted of the following:

                                     Thirty-Nine Weeks Ended
                                    -------------------------
                                    September 29,   October 1,
                                        1996           1995
                                    ------------    ----------

Depreciation of property and
  equipment                         $ 5,158,000    $ 4,552,000
Amortization of intangible
  assets                              1,236,000      1,237,000
Amortization of pre-opening
  costs                                 474,000      1,941,000

Depreciation expense increased by approximately $606,000 for the thirty-nine weeks ended September 29, 1996 compared to the thirty-nine weeks ended October 1, 1995. The increase was due primarily to restaurant openings during 1995, as well as capital expenditures during the first nine months of 1996. Amortization of pre-opening costs decreased by approximately $1,467,000 in the thirty-nine weeks ended September 29, 1996 compared to the thirty-nine weeks ended October 1, 1995, due to the decrease in the number of stores opened during the most recent twelve-month period compared to the twelve-month period ended October 1, 1995.

As a result of the litigation settlement recorded during the second quarter of 1996, the Company recorded a charge of $3.4 million pretax ($2.2 million after tax). The Company deposited $2.95 million in cash into an escrow account during the third quarter of 1996. Additionally, the amount recorded included $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the litigation settlement. As of September 29, 1996, the Company has paid approximately $220,000 in legal expenses relating to the lawsuit. See Part II, Item 1. "Legal Proceedings" and Note 2. "Litigation Settlement" to the Condensed Consolidated Financial Statements.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, decreased slightly in the thirty-nine weeks ended September 29, 1996 compared to the same period in 1995. No interest was capitalized during the thirty-nine weeks ended September 29, 1996. The Company earned $155,000 of interest income during the thirty-nine weeks ended September 29, 1996, compared to $241,000 of interest income earned during the thirty-nine weeks ended October 1, 1995. The decrease can be attributed to a decrease in the level of short-term investments that the Company maintains.

Net Income (Loss) and Net Income (Loss) Per Share. Net income increased to $1,401,000 for the thirty-nine weeks ended September 29, 1996 from a net loss of $4,239,000 for the same period in 1995. Net income was 1.4% of total revenues for the thirty-nine weeks ended September 29, 1996 compared to a net loss of 4.0% for the thirty-nine weeks ended October 1, 1995. Earnings per share was $0.09 for the thirty-nine weeks ended September 29, 1996 compared to a loss per share of $0.27 in the same period of 1995. Disregarding the litigation settlement, recorded in the second quarter of 1996, the Company would have reported net income of $3,645,000 for the thirty-nine weeks ended September 29, 1996, equal to $0.23 per share. Disregarding the reserve for receivables and the special charge recorded in the second quarter of 1995, the Company would have reported net income of $3,069,000 equal to $0.20 per share during the thirty-nine weeks ended October 1, 1995.

Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, long-term debt and capital leases. The Company maintains loan facilities totaling $20 million, including a $5 million unsecured revolving line of credit for construction or operating funds. As of October 31, 1996, $7.6 million had been used under these facilities.

Net cash provided by operating activities was $8.2 million for the thirty-nine weeks ended September 29, 1996, and $5.5 million for the thirty-nine weeks ended October 1, 1995. Management attributes much of the increase to the receipt of $2.1 million of federal income tax refunds during the third quarter of 1996 as well as an increase in net income.

Net cash used in investing activities was $6.1 million for the thirty-nine weeks ended September 29, 1996, representing primarily capital expenditures for improvements to existing restaurants. This compares to $16.4 million for the thirty-nine weeks ended October 1, 1995, representing primarily capital expenditures for the construction of ten Company-owned restaurants.

Net cash used in financing activities was $4.1 million for the thirty-nine weeks ended September 29, 1996 representing primarily repayment of the Company's line of credit and long-term debt compared to net cash provided from financing activities of $8.0 million in the same period of 1995 representing borrowings from the Company's debt facilities.

As discussed in "Legal Proceeding" in Item 1 and note 2 "Litigation Settlement" to the Condensed Consolidated Financial Statements, the Company approved a proposed settlement of A.L. Park, et al. v. Taco Cabana, Inc., et al., a suit originally filed in September 1995 seeking status as a class action.

Under  the  terms  of  the Settlement, the  plaintiffs  will receive a total of $6.0 million. The Company's insurance carrier has deposited $3.05 million in cash, while the Company has deposited $2.95 million in cash into an escrow account for such purposes. Additionally, the Company has accrued $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the Settlement. As of September 29, 1996, the Company had paid approximately $220,000 in legal expenses relating to the lawsuit.

The special charge recorded in the second quarter of 1995 included an accrual of approximately $1.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $250,000 in the thirty-nine weeks ended September 29, 1996. Several of the restaurants which have been closed, as well as the Company's previous corporate offices, are currently for sale. Although there can be no assurance of the particular price at which any of such properties will be sold, the Company will receive funds upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $275,000 during the thirty-nine weeks ended September 29, 1996.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1997.

Impact of Inflation
-------------------
Although increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material adverse effect on the Company's operations to date.
Seasonality and Quarterly Results

The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the second and third quarters. In addition, quarterly results are affected by the timing of the opening and closing of stores.
Therefore, quarterly results cannot be used to predict results for the entire year.

ITEM 1. LEGAL PROCEEDINGS

On July 24, 1996, the Company entered into a proposed settlement, subject to court approval and certain other conditions, of A.L. Park, et al. v. Taco Cabana, Inc., et al., a suit originally filed in the United States District Court for the Western District of Texas (Cause No. SA95CA0847), in September 1995 seeking status as a class action.

Under the terms of the Settlement, the plaintiffs will receive a total of $6.0 million. The Company's insurance carrier has deposited $3.05 million in cash, and the Company has deposited $2.95 million in cash into an escrow account for such purposes. Additionally, the Company has accrued $450,000 for the payment of legal and related expenses incurred and anticipated to be incurred in connection with the Settlement. As of September 29, 1996, the Company had paid approximately $220,000 in legal expenses relating to the lawsuit.

The Company denies any liability or wrongdoing in connection with the Lawsuit. The Settlement was entered into to avoid continuing distraction of management, reduce overall legal cost liability and exposure to risk of adverse outcome. The Settlement is contingent upon final approval by U.S. District Court. A hearing upon such settlement is scheduled for December 20, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11     Statement re Computation of Per Share
               Earnings.

No reports on Form 8-K were filed during the period covered by this report.




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1996          Taco Cabana, Inc.





                                   /s/  David G. Lloyd
                                   -------------------
                                   David G. Lloyd
                                   Vice President, Chief Financial
                                   Officer, Secretary and Treasurer




                                   Signing on behalf of the registrant
                                   and as the principal financial and
                                   accounting officer