Form 10-Q/A
period 1996-09-29
TACO CABANA INC
filed 1996-12-19
CIK 891082

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
      Common Stock           15,706,537 shares




                      TACO CABANA, INC.
                            INDEX


                                                             Page
                                                            Number
                                                            ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at September 29,         2
  1996 and December 31, 1995

Condensed Consolidated Statements of Operations for the        3
  Thirteen Weeks Ended September 29, 1996 and October 1,
  1995

Condensed Consolidated Statements of Operations for the        4
  Thirty-Nine Weeks Ended September 29, 1996 and October
  1, 1995

Condensed Consolidated Statements of Cash Flows for the        5
  Thirty-Nine Weeks Ended September 29, 1996 and October
  1, 1995

Notes to Condensed Consolidated Financial Statements        6-10


Item 2.  Management's Discussion and Analysis of           11-20
  Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                    20

Items 2 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 4.  Submission of Matters to a vote of Security
  Holders                                                    20

Item 6. Exhibits and Reports on Form 8-K                     20

Signature                                                    21


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held August 14, 1996, the Company's stockholders elected four directors. There were no broker non-votes. With regard to the election of these directors, the votes were as follows:

                              For              Withheld
                          ----------           --------
    Stephen V. Clark      12,516,867           201,568
    William J. Nimmo      12,537,588           180,100
    Richard Sherman       12,538,335           180,847
    Cecil Schenker        12,512,345           206,090


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11     Statement re Computation of Per Share
               Earnings.

No reports on Form 8-K were filed during the period covered by this report.




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 19, 1996          Taco Cabana, Inc.





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