Form 10-K
period 1996-12-29
TACO CABANA INC
filed 1997-03-28
CIK 891082

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549


                             FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     December 29, 1996


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 Commission File Number:  0-20716


                         TACO CABANA, INC.

      (Exact name of registrant as specified in its charter)

            DELAWARE                       74-2201241
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)      Identification Number)

                   8918 Tesoro Drive, Suite 200
                    San Antonio, Texas   78217
   (Address of principal executive offices, including ZIP Code)

                  Telephone Number (210) 804-0990
       (Registrant's telephone number, including area code)

    Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Each Class        Name of Exchange on Which Registered
            None                            None

      Securities Registered Pursuant to Section 12(g) of the
                               Act:

                        Title of Each Class
                   Common Stock, $0.01 par value


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days:  Yes   X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

     As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Common Stock of the Registrant as quoted on the NASDAQ National was $58,377,034 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).

     The number of shares of the Common Stock of the Registrant outstanding as of February 28, 1997 was 15,706,537.




                          FORM 10-K INDEX

                             PART I


ITEM 1.   BUSINESS                                                  3

ITEM 2.   PROPERTIES                                                9

ITEM 3.   LEGAL PROCEEDINGS                                        10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      10

                            PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S COMMON STOCK  AND  RELATED
          STOCKHOLDER MATTERS                                      11

ITEM 6.   SELECTED FINANCIAL DATA                                  13

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                      14

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              23

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                      23

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      24

ITEM 11.  EXECUTIVE COMPENSATION                                  26

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
          MANAGEMENT                                              31

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          33

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
          ON FORM 8-K                                             34





                             PART I


ITEM 1.   BUSINESS

General

      Taco Cabana, Inc., a Delaware corporation (the "Company"), pioneered the Mexican patio cafe concept with its first restaurant in 1978 and, as of December 29, 1996, operates and franchises a total of 121 such restaurants system-wide. Of these, the Company owns and operates 96 Taco Cabana restaurants, two free-standing Two Pesos restaurants, and four mall-unit Two Pesos restaurants. The Company also owns and operates two Mexican patio cafes under the Sombrero Rosa name. Subsequent to year end, the Company converted two of the mall-unit Two Pesos and one Sombrero Rosa to the Taco Cabana name. Franchisees of the Company own and operate the remaining 17 Taco Cabana restaurants. The Company's restaurants (including franchises) are located primarily in Texas, and are also located in Arizona, Colorado, Georgia, Indiana, New Mexico, Nevada, and Oklahoma.

      Taco Cabana restaurants feature generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food at an exceptional value. The restaurants provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, "Chicken Flameante"TM (a marinated rotisserie chicken), quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes, fresh, hot flour tortillas, and lighter items such as a variety of salad entrees. Unlike many of its competitors, the Company makes most menu items fresh daily in each of its restaurants.

Taco Cabana Food and Pricing Philosophy

      The Company is committed to selling premium food which it believes to be among the highest quality of any chain in the restaurant industry. This process begins with the selection of the freshest available ingredients. The Company's menu items are prepared strictly in accordance with authentic and well-tested recipes. Taco Cabana restaurants also offer a variety of beverage choices, including margaritas and beer. Alcoholic beverages currently account for approximately 5% of gross sales.

      The Ingredients. The Company has implemented a purchasing program structured to ensure that all of the ingredients used in the preparation of the Taco Cabana menu items are of the highest quality. The Company regularly inspects its vendors to ensure both that the products purchased by the Company conform to its standards, and that the prices offered are competitive. The meat used in making fajitas as well as certain other principal ingredients are purchased through supply contracts to ensure availability and minimize the risks of price fluctuation.

      The Preparation. The menu items offered at any Taco Cabana restaurant are prepared at that restaurant from fresh meat and produce ingredients delivered by suppliers at least three times each week to each restaurant. The Company is committed to differentiating itself from sit-down Mexican and fast food restaurants, which management believes offers a substantially greater number of items that are either pre-prepared, pre-packaged or frozen.

      Pricing Philosophy. The Company offers value by pricing its menu items below the price of comparable menu items in sit-down Mexican restaurants. Although Taco Cabana's food costs (as a percentage of sales) are generally higher than fast food chains as a result of the premium quality of ingredients used, the Company believes that this point of differentiation contributes to the achievement of average unit volumes in excess of most fast food restaurants.


Taco Cabana Restaurants

       Restaurant Layout. Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional patio seating for approximately 50 customers.

     Taco Cabana restaurants are typically a vivid pink color (with painted and neon accents), conveying a distinctive Mexican theme and permitting easy identification by passing motorists. Inside, exposed elements of the kitchen display the freshness of Taco
Cabana's food and the authenticity of its preparation. Taco Cabana's restaurant design enables customers to observe fresh fajitas cooking on a charcoal grill, a machine making fresh, hot flour tortillas, Chicken FlameanteTM rotating on spits and the preparation of other food items. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a Salsa Bar en route to the dining area. The distinctive Salsa Bar offers Taco Cabana customers freshly prepared, authentic Tex-Mex ingredients such as Salsa de Fuego (made with charred peppers and tomatoes), pico de gallo and salsa (all "made from scratch"
throughout the day at each restaurant), and cilantro, pickled jalapeno slices, crisp chopped onions, and fresh sliced limes. According to the season, time of day and personal preference, the customer may choose to dine either in the restaurant's brightly colored and festive interior dining area or the semi-enclosed or outdoor patio areas. The addition of traditional and contemporary Latin music, tropical landscaping, and authentic decorative artifacts create an overall dining environment which the Company believes is both attractive and festive. Most Taco Cabana restaurants also offer drive-thru service.

      During November 1996, the Company opened a new prototype restaurant in the Dallas market, which incorporates several new and different features that set it apart from the current Taco Cabana restaurant design. The new prototype features a rounded front, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and adds the use of bright colors outside and inside, including colored tiles, doors, windows, and awnings. Corrugated metal wall panels, aged wood finishes, and distressed stainless steel counter tops are featured inside, all of which are intended to replicate an old Mexican cafe. Bright neon on the exterior of the building broadcasts the unique menu items served at Taco Cabana. Favorite features retained from the original Taco Cabana restaurants include working garage doors that open up the dining area to the outside when weather permits, display cooking where the guest can see the food being prepared, liberal use of the Taco Cabana's signature pink color, and the self-serve fresh Salsa Bar. The prototype was designed to reduce overall construction costs, improve functional efficiency, allow for better guest service, and to enhance Taco Cabana's unique patio cafe image.

      Restaurant Locations. The following table sets forth the number of restaurants as of December 29, 1996 by area of dominant influence ("ADI") for television and radio advertising:

                            Company-   Franchised(1)   Total
                             Owned
   ADI*
   Houston                    30 (2)        0          30
   San Antonio                29 (3)        0          29
   Austin                     13            0          13
   Dallas/Fort Worth          12            0          12
   Denver, Colorado            7            0           7
   El Paso                     7            0           7
   Rio Grande Valley           2            0           2
   Phoenix, Arizona            2 (4)        0           2
   Lubbock                     2            0           2
   Tyler                       0            1 (6)       1
   Atlanta, Georgia            0            3 (5)(7)    3
   Bryan/College Station       0            2           2
   Las Vegas, Nevada           0            1           1
   Tulsa, Oklahoma             0            1           1
   Waco                        0            1           1
   Albuquerque, New Mexico     0            2           2
   Amarillo                    0            2           2
   Eagle Pass                  0            1           1
   Corpus Christi              0            1           1
   Ft. Wayne, Indiana          0            1           1
   Killeen                     0            1           1

        Total                104           17         121
                             ===          ===         ===




* All of the ADIs are located in Texas except as otherwise indicated.


(1) Represents franchised Taco Cabana restaurants, except as otherwise indicated. Does not include licensed Two Pesos franchises
(2)  Includes four mall-unit Two Pesos restaurants
(3)  Includes two Sombrero Rosa restaurants
(4)  Represents free-standing Two Pesos restaurants
(5)  Represents a joint-venture
(6)  Restaurant was closed subsequent to year end
(7) Two of the three restaurants were closed subsequent to year end



Customer Convenience

      The Company operates its restaurants to enable customers to dine-in or take-out, as they choose. In most cases, the restaurants also provide the convenience of drive-thru windows which, in the aggregate, account for approximately 38% of the Company's sales. A majority of the restaurants are open 24 hours a day. This strategy is continually evaluated for economic viability on a restaurant by restaurant basis.

Customer Service

      The Company is committed to consistently providing personal, attentive and efficient service in order to attract repeat customers. Restaurant and shift managers are encouraged to follow a "front of the house" style of management, which requires that the managers spend most of their time attending to customers at the register, drive-thru windows or in the dining areas.

Marketing

      The Company is utilizing an integrated, multi-level marketing calendar for 1997 which includes monthly company-wide promotions, direct mail, in-store promotions, local store marketing, and other strategies, including the use of television and/or radio advertising in its major markets. The Company will execute this plan utilizing a marketing budget of approximately 4% of sales.

      In March 1996, the Company selected The Richards Group of Dallas, Texas as its advertising agency for broad market advertising. Additionally, in April 1996, Montemayor Y Associados of San Antonio, Texas was named as Taco Cabana's advertising agency for Hispanic marketing. The Company believes the selection of the two agencies provides the opportunity for development and implementation of an improved advertising and marketing strategy.

Expansion

      The Company's strategy is to achieve a dominant or leading position among Mexican food restaurants in each of its targeted markets in order to obtain marketing and operating efficiencies. The Company seeks to implement this strategy by selectively adding restaurants in existing markets and opening restaurants in new markets where it believes it can obtain a significant market share. In accordance with this strategy, the Company may locate new restaurants in close proximity to existing Taco Cabana restaurants in order to provide the Company with increased market penetration and market profitability, even if this may result in a reduction in comparable store sales volumes of certain restaurants.

      The Company's 1997 objective is to open six to eight freestanding and two non-traditional restaurants in existing markets. The freestanding restaurants will utilize the new prototype design described previously. The two non-traditional restaurants are located within H-E-B grocery stores.

      The  Company  believes  the site selection  process  is  very important in determining the potential success of a particular restaurant and senior management devotes substantial time and resources to analyzing each prospective site. The Company focuses on selecting locations with the potential of matching or surpassing its average current per unit economic performance and of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. A variety of factors are considered in the site selection process, including local market demographics, site visibility and accessibility (including drive-by traffic and ease of drive-thru accessibility), proximity to competitive operations, and proximity to generators of potential customers, such as major retailers, retail centers, medical or hospital facilities, office complexes, hotel concentrations, and stadiums, arenas, theaters or other entertainment centers. During 1996, using the services of a consulting firm, the Company developed a software model which is currently used to evaluate potential locations.

Restaurant Operations and Management

      The Company seeks to maintain quality and consistency in its restaurant operations by carefully training and supervising personnel and establishing exacting standards relating to food quality, friendliness of service and cleanliness of the restaurant facility. It is the Company's policy to ensure that customers are served quickly and that customers receive orders correctly filled and delivered in a courteous manner.

      The Company maintains financial and accounting controls for each of its restaurants through use of centralized accounting and management information systems. The Company has installed throughout all of its company-owned restaurants an in-store computer-based management support system that allows for daily polling of sales and labor information. Additionally, a separate management information system has been developed and implemented in all company-owned restaurants which provides for daily polling of food costs. This system records the receipt of inventory through the scanning of bar-codes and integrates with the point of sale system thus providing immediate cost of sales data and inventory records. The system is designed to improve food cost management, provide corporate management quicker access to financial data and reduce the time devoted by its restaurant managers to administrative responsibilities.

      Operations are managed by restaurant general managers who complete an intensive training program during which they are instructed in all areas of Taco Cabana's restaurant operations. Such areas of training include food preparation, customer service, cost controls, facility maintenance, communications skills and employee relations. Restaurant general managers are overseen by division leaders (individuals with responsibility for the operation of multiple restaurants within a market) and by regional Vice Presidents of Operations. An incentive plan has been established in which all restaurant and division managers participate. Awards under the incentive plan are tied to the achievement of specified sales, profitability and qualitative performance goals.

Franchising Program

      At  December 29, 1996, the Company had 8 franchisees and  one
joint  venture  partner  operating  a  total  of   17  Taco  Cabana
restaurants.

      The Company typically offers area development agreements to franchisees for construction of several restaurants over a defined period of time within a specific geographic area. Under the standard development agreement, a franchisee is generally required to pay a nonrefundable $25,000 fee at the time the agreement is signed for each restaurant to be developed. The number of potential restaurants is determined by negotiation between the Company and the franchisee. The Company's current area development agreement also provides for a franchise fee of $50,000 for each restaurant (with the $25,000 development fee applied as a partial credit). The balance of the $50,000 franchise fee is due when construction is commenced for each restaurant. Each standard franchise agreement has a 20 year initial term with certain renewal rights and typically provides for payment to the Company of royalties equal to 4% of gross sales and advertising fees or required marketing expenditures of up to 3.5% of gross sales. The Company requires each franchisee to have an approved full-time principal operator who is responsible for the supervision and conduct of the franchise.

      The Company did not enter into any new franchise agreements during 1996 and does not currently anticipate significant new franchisee signings until 1998.





Competition

       Taco  Cabana's  restaurants  compete  both  with  fast  food operations and with traditional sit-down Mexican restaurants. Management believes that the Company's combination of freshly prepared food, distinctive ambiance, and superior service help to distinguish Taco Cabana restaurants from fast food operations, while Taco Cabana's price-value relationship differentiates its restaurants from more expensive sit-down or casual dining restaurants.

      The food service industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established national, regional and locally-owned competitors in the Company's market areas, some of which have greater financial and other resources than the Company. Some of such competitors have also been in existence longer than the Company and are better established in areas where Taco Cabana's restaurants are or will be located. The restaurant business is often affected by changes in consumer tastes, economic conditions, population, traffic patterns, availability of employees and cost increases.

Employees

     At December 29, 1996, the Company employed approximately 3,300 persons, of whom approximately 3,200 were operations employees and the remainder were corporate personnel. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that are comparable with those of other companies in the restaurant industry operating in its market area. The Company's employees are not covered by a collective bargaining agreement.

      The Company does not subscribe to any workers' compensation insurance program in the State of Texas, where the great majority of its company-owned restaurants are currently located. As such, it is subject to negligence actions by its employees and is not able to assert contributory negligence and certain other defenses. In addition, employees might be able to recover certain types of damages that would not be available to them if the Company subscribed to a workers' compensation insurance program. The Company self-insures a portion of such risk, and carries excess liability coverage that it believes is adequate. This practice has not had any material adverse effect upon the Company's operations or financial position since it was adopted in November 1988.

Trademarks, Service Marks and Trade Dress

      The Company regards its trademarks, service marks and trade dress as having significant value and as being important to its marketing efforts. The Company has registered its principal Taco Cabana logo and design with the United States Patent and Trademark Office on the Principal Register as a service mark for its restaurant services, has secured or has applied for state and federal registrations of several other advertising or promotional marks, including variations of its principal mark and the service mark "Get Real," and has applied for registrations in foreign countries of its principal mark and several other marks. The Company's policy is to pursue registration of its principal marks and to oppose strenuously any infringement of its marks or trade dress.

Government Regulation

      Each  company-owned and franchised restaurant is  subject  to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants, including regulations relating to alcoholic beverage sales, environmental, building and zoning requirements, preparation and sale of food, and laws governing the Company's relationship with its employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new restaurants.

      The Company is subject to Federal Trade Commission ("FTC") regulation and state laws which regulate the offer and sales of franchises. The Company may also become subject to state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the offer and sale of franchises and require registration of the franchise offering with state authorities. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and bills have been introduced in Congress and other states from time to time which would provide for regulation of the franchisor-franchisee relationship in certain respects. Certain of such laws may restrict a franchisor in the termination of a franchise agreement, although these provisions have not had a significant effect on the Company's operations.

      The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's food service personnel are paid at rates related to the federal minimum wage and increases in the minimum wage will increase the Company's labor costs. In September 1997, the federal minimum wage will increase to $5.15 per hour. The Company is subject to the Texas "dram-shop" laws and may be subject to the "dram-shop" laws of certain other states. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to existing restaurants to meet federally mandated access and use requirements. The cost of these renovations is not expected to be material to the Company.

      The Company believes that it is operating in substantial compliance with applicable laws and regulations governing its operations.

ITEM 2.   PROPERTIES

      The Company currently owns 43 of its restaurant buildings, 30 of its sites, and leases the remaining restaurant locations. The Company may purchase a number of its current and future restaurant locations where it is cost effective to do so. Substantially all of Taco Cabana's restaurants are free-standing buildings. The Company has typically needed 90 days after the signing of a lease and obtaining required permits to complete construction and open a new restaurant. Additional time is sometimes needed to obtain certain government approvals and licenses, such as liquor licenses.

      Land leased by the Company is typically leased under "triple net" leases that require the Company to pay real estate taxes and utilities and maintain insurance with respect to the premises and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. The leases have initial terms of 10 to 20 years with options to renew for additional periods which range from 5 to 15 years. Approximately 91% of the Company's current leases have remaining terms or renewal options extending more than five years from December 29, 1996.

ITEM 3.   LEGAL PROCEEDINGS


     On September 13, 1995 a shareholder lawsuit (A.L. Park, et al.
v. Taco Cabana, Inc., et al) was filed in the United States District Court for the Western District of Texas (Cause No. SA95CA0847) seeking status as a class action. The lawsuit alleged that the defendants violated federal securities laws by alleged misrepresentations which the plaintiffs claim were designed to artificially inflate the Company's stock price. The suit alleged that the defendants misrepresented the condition of the Company's business, principally with regard to the success of its acquisition of certain Two Pesos restaurants, its future earnings prospects, and its declining sales volume. The allegations covered the time period from April 8, 1993 to September 17, 1994, including public offerings of the Company's stock on July 7, 1993 and December 7, 1993.

      On July 24, 1996, the Company entered into a proposed settlement, (the "Settlement"), subject to court approval and certain other conditions. Under the terms of the Settlement, the plaintiffs will receive a total of $6.0 million. The Company's insurance carrier has deposited $3.05 million in cash, and the Company has deposited $2.95 million in cash into an escrow account for such purposes. Additionally, the Company accrued and paid approximately $450,000 for legal and related expenses incurred in connection with the Settlement.

      The Company has denied any liability or wrongdoing in connection with the Lawsuit. The Settlement was entered into to avoid continuing distraction of management, reduce overall legal cost liability and exposure to risk of adverse outcome. The Settlement was approved by the U.S. District Court on December 20, 1996.

      In addition, the Company is a party to routine negligence or employment-related litigation in the ordinary course of its business. No such pending matters, individually or in the aggregate, are deemed to be material to the results of operations or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matter during the fourth quarter of the Company's fiscal year ended December 29, 1996 to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

                            PART II

ITEM 5.   MARKET   FOR   REGISTRANT'S  COMMON  STOCK  AND   RELATED
          STOCKHOLDER MATTERS

      The Common Stock, $.01 par value, of the Company ("Common Stock") began trading on the NASDAQ National Market on October 16, 1992, the effective date of the Company's initial public offering. Prior to October 16, 1992, there was no public market for the Common Stock.

      The table below sets forth, for the periods indicated, the reported high and low last sale prices of the Company's Common Stock, as reported on the NASDAQ National Market:

                                        High            Low
Fiscal  Year Ended December 29,1996
 Quarter Ended December 29, 1996      $  7 3/4       $  5 5/16
 Quarter Ended September 29, 1996        8 3/16         5 9/16
 Quarter Ended June 30, 1996             8 7/8          7
 Quarter Ended March 31, 1996            6 11/16        5


Fiscal  Year Ended December 31, 1995
  Quarter Ended December 31, 1995        6  1/8         4  5/8
  Quarter Ended October  1,  1995        6  3/8         5  1/8
  Quarter Ended July 2, 1995             7 1/16         5  1/8
  Quarter Ended April 2, 1995            9              5  5/8



      As of February 28, 1997, the last reported sale price of the Common Stock on the NASDAQ National Market System was $5.25 per share. As of February 28, 1997, there were approximately 1,000 record holders of Common Stock.

      On June 9, 1995 the Board of Directors declared a dividend distribution of Preferred Share Purchase Rights. The Rights may be redeemed by the Board of Directors for one cent per Right prior to the close of the tenth day (subject to extension by the Board of Directors to the 30th day) after a person or group acquires (or has obtained the right to acquire or announces an intent to acquire) through open-market purchases, a tender offer or otherwise, 15% or more of the Company's shares. For a 120-day period after any date of a change (resulting from a proxy or consent solicitation) in a majority of the Board of Directors in office at the time the solicitation was commenced, the Rights may only be redeemed if there are directors then in office who are continuing directors and the Board of Directors of the Company, with the concurrence of a majority of such continuing directors, determine that the redemption is in the best interest of the Company and its stockholders.

      The Rights were issued on June 20, 1995 to stockholders of record on that date and will expire in ten years. The Rights are not currently exercisable and automatically trade with the common shares. However, upon the earlier of (i) ten days after a person or group acquires or has obtained the right to acquire 15% or more of the Company's shares, or (ii) ten business days after a person or group commences or discloses an intent to commence a tender or exchange offer the consummation of which would result in such person or group owning 15% or more of the shares, and subject to the Board's right to set a later date (which date will not be later than the 30th day after an event described in (i) or (ii)), the Rights will become exercisable and separate certificates representing the Rights will be distributed.

      When the Rights first become exercisable, a holder will be entitled to buy from the Company one one-thousandth of a share of a new series of participating cumulative preferred stock for $37.50.

      If the Company is involved in a merger or other business combination with, or 50% or more of its assets or earning power are sold to, a publicly-traded person or group that has acquired 15% or more of the Company's shares, the "flip-over" provision of the Rights will be triggered and the Rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each Right. If the acquiring person or group is not publicly traded, the "flip-over" provision of the Rights will be triggered and the Rights will entitle the holder to buy at the exercise price, at the holder's option (i) the number of shares of the surviving company having a book value of twice the exercise price, (ii) the number of shares of the acquiring company having a book value of twice the exercise price, or (iii) the number of shares of any publicly traded affiliate of the acquiring company having a market value of twice the exercise price.

      If any person or group acquires or has obtained the right to acquire 15% or more of the Company's outstanding common stock, the "flip-in" provision of the Rights will be triggered and the Rights will entitle a holder (other than such person or any member of such group) to buy that number of one one-thousandths of a preferred share equivalent to the number of shares of common stock of the Company having a market value of twice the exercise price of each Right.

      Following the acquisition by any person or group of 15% or more of the Company's common stock, the Board of Directors will also have the ability to exchange the Rights, in whole or in part, for consideration per Right consisting of one-half of the securities that would be issuable at such time upon the exercise of one Right or cash equal to the exercise price of the Right.

      In addition to authorizing the Stockholder Rights Plan, the Board authorized a new series of participating cumulative preferred stock purchasable upon exercise of the Rights. The shares of the new series of participating cumulative preferred stock will be nonredeemable. Each preferred share will be entitled to a quarterly dividend equal to the greater of $.01 per share or 1,000 times any dividend declared on the common shares during such quarter. In the event of liquidation, the holders of the preferred shares will be entitled to receive an aggregate liquidation payment equal to the greater of $.01 per whole share or an amount per share equal to 1,000 times the payment made per share of common stock. Each preferred share will have 1,000 votes, voting together with the common shares. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each preferred share will be entitled to receive 1,000 times the amount received per common share. These rights are protected by customary anti-dilution provisions. In the event of issuance of preferred shares upon exercise of the Rights, in order to facilitate trading a depository receipt may be issued for each one one-thousandth of a preferred share. The dividend, liquidation and voting rights, and the non-redemption feature, of the preferred shares are designed so that the value of the one-thousandth interest in a preferred share purchasable with each right will approximate the value of one share of common stock.

      The Company has never declared or paid cash dividends on the Common Stock or any of its other securities. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and present restrictions under credit facilities, as well as such other factors as the Board of Directors may deem relevant. There can be no assurance that the Company will pay any dividends in the future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data, which set forth certain financial information with respect to the Company, have been derived from the financial statements of the Company. The financial statements of the Company for each of the fiscal years in the five-year period ended December 29, 1996 have been audited by Deloitte & Touche LLP, independent certified public accountants. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this report.


                                January 2,  January 1,  January 1,  December 31,  December 29,
                                  1993(1)     1994(2)     1995(3)     1995          1996

                                        (in thousands, except per share data)

Income Statement Data:
REVENUES:
Restaurant sales                 $58,277  $95,290      $124,826     $137,191      $131,680
Franchise fees and royalty
  income                             968    1,582         2,424        1,342           516
                                  -------  ------       -------      -------       -------
Total revenues                    59,245   96,872       127,250      138,533       132,196


COSTS AND EXPENSES:
Restaurant cost of sales
  and operating costs             48,053   77,871       102,236      115,195       107,703
General and administrative         2,845    3,393         4,818        6,068         6,445
Depreciation and
  amortization                     2,524    4,705         7,112       10,301         9,245
Litigation settlement (4)              -        -             -            -         3,400
Special charge (5)                     -        -             -        8,100         2,497
Reserve for notes and other
  receivables (6)                      -        -             -        3,500             -
                                  ------   ------       -------      -------   -------
Total costs and expenses          53,422   85,969       114,166      143,164   129,290
                                  ------   ------       -------      -------   -------

INCOME (LOSS) FROM OPERATIONS      5,823   10,903        13,084       (4,631)    2,906
                                  ------   ------       -------      -------   -------

NON-OPERATING INCOME (EXPENSE):
Interest income (expense)           (644)      46           220       (1,397)   (1,348)
Gain (loss) on sale of assets         11      (43)            -            -         -
                                  ------   ------       -------       ------   -------

Total non operating income
  (expense)                         (633)        3          220       (1,397)   (1,348)
                                  ------   -------      -------       ------   -------

INCOME (LOSS) BEFORE INCOME
  TAXES                            5,190    10,906       13,304       (6,028)    1,558


BENEFIT (PROVISION)
  FOR INCOME TAXES               (1,998)   (3,850)       (4,784)       2,230      (854)
                                  -----    ------       -------       ------   -------

NET INCOME (LOSS)                 3,192     7,056         8,520       (3,798)      704
                                  =====    ======       =======       ======   =======

NET INCOME (LOSS) PER SHARE        0.40     0.55           0.55        (0.24)     0.04
                                  =====    =====        =======       ======   =======
WEIGHTED AVERAGE SHARES
  OUTSTANDING (7)                  7,909   12,945         15,644       15,648    15,695
                                  ======   ======       ========      =======  ========

Balance Sheet Data:
Total assets                      42,496  118,747        152,222      148,578   142,706

Line of credit, long-term
  debt and capital leases,
  including current maturities     1,854    4,730         12,945       19,290    13,668

Stockholders' equity              35,402  100,964        115,652       112,327  113,172

Dividends per common                   -        -              -             -        -
   share








(1) Includes results of operations of the acquired Sombrero Rosa and TaCasita restaurants since the respective dates of acquisition.
(2) Includes results of operations of the acquired Two Pesos restaurants and five acquired franchised restaurants since their respective dates of acquisition.
(3) Includes results of eight acquired franchised restaurants since their respective dates of acquisition.
(4) Includes the 1996 litigation settlement for $3.4 million pre-tax, as described in Note 2 to the Consolidated Financial Statements.
(5) Includes the charge related to the 1995 operations review of $8.1 million and the 1996 write-down of the Company's investment in a joint venture and the accrual of related exit costs of $2.5 million, as described in Note 3 to the Consolidated Financial Statements.
(6) Reserve resulted from the 1995 operations review as described in Note 4 to the Consolidated Financial Statements.
(7) Reflects a three-for-two stock split effective October 18, 1993.


ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction

      The Company commenced operations in 1978 with the opening of its first Taco Cabana restaurant in San Antonio. As of December
29, 1996, the Company had 104 company-owned restaurants, three joint-venture owned and 14 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and royalty income contributing less than 1% of total revenues for the 1996 fiscal year.

      Since April 1992, the Company has acquired a total of 57 restaurants. These acquisitions were accounted for under the purchase method of accounting. Goodwill aggregating approximately $47.7 million recognized in connection with these acquisitions is being amortized on a straight-line basis over periods ranging from 25 to 40 years. Management assesses the recoverability of goodwill on the basis of actual and projected cash flows from the restaurants acquired.

      During the fiscal year ended December 29, 1996, the Company opened one restaurant, and closed three restaurants. Additionally, franchisees of the Company closed five restaurants and a franchisee of the Company, in which the Company has a joint-venture interest, opened one restaurant.




Results of Operations

      The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.

                                        Fiscal Year Ended
                             ---------------------------------------
                             January 1,  December 31,    December 29,
                                1995        1995             1996

Income Statement Data:
REVENUES:
Restaurant sales               98.1%        99.0%            99.6%
Franchise fees and royalty
  income                        1.9          1.0              0.4
                              -----        -----            -----
Total revenues                100.0%       100.0%           100.0%
                              =====        =====            =====
COSTS AND EXPENSES:
Restaurant cost of sales (1)   33.1         32.1             31.4
Labor (1)                      25.1         26.4             26.3
Occupancy (1)                   6.2          6.0              6.2
Other restaurant operating
  costs (1)                    17.5         19.4             17.9
General and administrative
  costs                         3.8          4.4              4.9
Depreciation and amortization   5.6          7.4              7.0
Litigation settlement             -            -              2.6
Special charge                    -          5.8              1.9
Reserve for notes and other
 receivables                      -          2.5                -

INCOME (LOSS) FROM OPERATIONS   10.3        (3.3)             2.2

INTEREST INCOME (EXPENSE), NET   0.2        (1.0)            (1.0)
                                ----       -----             ----
INCOME (LOSS) BEFORE INCOME
  TAXES                         10.5        (4.3)             1.2

INCOME TAXES                    (3.8)        1.6             (0.6)
                               -----       -----             ----
NET INCOME (LOSS)                6.7%       (2.7)%            0.5%
                               =====       ======            =====
Restaurant Data:
COMPANY-OWNED RESTAURANTS:
  Beginning of period             82         104             106
  Opened                          20          12               1
  Acquired                         8           1               -
  Sold (Refranchised)             (4)         (3)              -
  Closed                          (2)         (8)             (3)
                                 ---         ---             ---
  End of period                  104         106             104

FRANCHISED RESTAURANTS (2):
    End of period                 17          21              17
                                 ---         ---             ---
TOTAL RESTAURANTS:
    End of period                121         127             121
                                 ===         ===             ===


________________________________
     (1) As a percentage of restaurant sales.
     (2) Excludes Two Pesos licensed restaurants.



Fiscal 1996 Compared to Fiscal 1995

     Restaurant Sales. Restaurant sales decreased by $5.5 million, or 4.0%, to $131.7 million for fiscal 1996 from $137.2 million for fiscal 1995. The decrease in sales is due to a decrease in the number of restaurants open during 1996 compared to 1995 and due to a decrease in comparable store in 1996 compared to 1995. In the aggregate, the number of operating weeks declined 2.9% in 1996 compared to 1995. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of each quarter, decreased 2.1% during 1996. Comparable store sales in the Company's core markets of San Antonio, Austin, Houston, and Dallas, which represent over 90% of the Company's sales volume increased 0.1% during 1996. Management attributes much of the decline in sales to the adverse economic conditions in the Texas - Mexico border market. The Company also experienced a decrease in sales in its Colorado market during 1996. Management is attempting to counteract the sales decline in these markets with a significant increase in marketing expenditures in these markets during 1997.

     Franchise Fees and Royalty Income. Franchise and royalty fees decreased by approximately $826,000 to $516,000 for 1996, compared to approximately $1.3 million for 1995, due primarily to a decrease in fees from new franchise development agreements and related franchise royalties and due to a decrease in the number of franchises open during 1996 compared to 1995.

       Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 31.4% in 1996 from 32.1% in 1995. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs, including the negotiation of favorable commodity pricing at the beginning of 1996.

      Labor. Labor costs calculated as a percentage of restaurant sales improved slightly to 26.3% during 1996 from 26.4% in 1995. The labor costs were negatively impacted due to an increase in salaried restaurant management and a relatively high rate of restaurant management turnover. The turnover is part of the
Company's continuing process of raising the standards and accountability within the management ranks of the Company.

      Occupancy. Occupancy costs decreased slightly during 1996 compared to 1995. The decrease is due to a decrease in the number of restaurants open during fiscal 1996 compared to fiscal 1995. As a percentage of restaurant sales, occupancy costs increased to 6.2% in 1996 compared to 6.0% in 1995. The increase is due to decreased sales at the restaurant level.

      Other Restaurant Operating Costs. Other restaurant operating costs as a percentage of restaurant sales decreased to 17.9% in 1996 from 19.4% for 1995. This decrease is due primarily to management's increased focus on unit level operations.

       General and Administrative. General and administrative expenses increased to $6.4 million from $6.1 million, and increased as a percentage of total revenues to 4.9% for fiscal 1996 from 4.4% for fiscal 1995. This increase was primarily attributable to the addition of management, as well as an increased level of expenditures to support the Company's operations.




      Depreciation and Amortization. Depreciation and amortization expense consisted of the following:

                                             Year Ended
                                     ----------------------------
                                     December 31,    December 29,
                                        1995            1996

Depreciation of property and
  equipment                          $ 6,209,000     $7,079,000
Amortization of  intangible assets     1,663,000      1,651,000
Amortization of  pre-opening costs     2,429,000        515,000

Depreciation expense increased by approximately $870,000 for the year ended December 29, 1996 compared to the year ended December 31, 1995. The increase was due primarily to restaurant openings during 1995, as well as capital expenditures on existing restaurants during 1996. Amortization of pre-opening costs decreased by approximately $1.9 million in the year ended December 29, 1996 compared to the year ended December 31, 1995, due to the decrease in the number of stores opened during the most recent twelve-month period compared to the twelve-month period ended December 31, 1995.

     Litigation Settlement. On July 24, 1996, the Company approved the proposed settlement of A.L. Park, et al v. Taco Cabana, Inc., et al., a suit originally filed in September 1995 seeking status as a class action. As a result thereof, the Company recorded a charge of $3.4 million pre-tax, $2.2 million after-tax, or $0.14 per share, during the second quarter of fiscal 1996. Under the terms of the settlement, the plaintiffs will receive a total of $6.0 million. The Company's insurance carrier has deposited $3.05 million in cash, and the Company has deposited $2.95 million in cash into an escrow account for such purposes. Additionally, the Company has accrued and paid approximately $450,000 for legal and related expenses incurred in connection with the settlement

      Special Charge. The Company has a 50% interest in a joint venture which operated three restaurants in the Atlanta market. During the fourth quarter of 1996, the Company decided to write-down its investment in the joint venture and accrue for certain costs associated with the closing of two of the three restaurants operated by the joint venture. This decision resulted in a special charge of approximately $2.5 million pre-tax, $1.7 million after-tax or $0.11 per share. The special charge was comprised of the following:

Write-down of investment in joint venture             $1,191,000
Reserve for notes and accounts receivable                268,000
Estimated lease obligations                              632,000
Legal and professional fees                              245,000
Other costs                                              161,000


Subsequent to December 29, 1996, two of the three restaurants in the Atlanta market were closed. It is currently anticipated that the third restaurant will remain in operation.

      Interest Income (Expense). Interest expense, net of interest capitalized on construction costs, decreased to $1.1 million in 1996 from $1.2 million in 1995 as a result of the repayment of a substantial portion of the Company's outstanding borrowings during 1996. The Company earned $201,000 of interest income during 1996 on cash balances compared to $310,000 of interest income earned during 1995. The decrease was due to a reduction in short-term investments during 1996.

      Net Income (Loss) and Net Income (Loss) Per Share. The Company recorded net income of $704,000 for 1996 compared to a net loss of $3.8 million for 1995. The recorded net income was 0.5% as a percentage of total revenues for 1996 compared to net loss of 2.7% for 1995. Income per share was $0.04 for 1996 compared to loss per share of $0.24 in 1995. Disregarding the litigation settlement, the reserve for notes and other receivables and the special charges, the Company would have reported net income of $4.7 million equal to $0.30 per share or 3.6% as a percentage of revenues for 1996 compared to $3.5 million equal to $0.22 per share or 2.5% as a percentage of total revenues for 1995. Disregarding the litigation settlement and the special charges, management believes that the remaining increase is largely due to better cost controls at the restaurant level as well as a substantial decrease in amortization of pre-opening costs.

Fiscal 1995 Compared to Fiscal 1994

       Restaurant Sales. Restaurant sales increased by $12.4 million, or 9.9%, to $137.2 million for fiscal 1995 from $124.8 million for fiscal 1994. In the aggregate, the number of operating weeks increased 18.5% in 1995 compared to 1994. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of each quarter, decreased 7.3% during 1995. Management attributed much of this decline in sales to the effect of opening new restaurants in close proximity to existing restaurants as well as increased levels of competition from other restaurants in the Company's core markets.

     Franchise Fees and Royalty Income. Franchise and royalty fees decreased by approximately $1.1 million to $1.3 million for 1995, compared to approximately $2.4 million for 1994, due primarily to a decrease in fees from new franchise development agreements and related franchise royalties.

     Restaurant Cost of Sales. Restaurant cost of sales calculated as a percentage of restaurant sales, decreased to 32.1% in 1995 from 33.1% in 1994. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs.

      Labor. Labor costs calculated as a percentage of restaurant sales increased to 26.4% in 1995 from 25.1 % in 1994. The increase was primarily due to lower average unit volumes during 1995 compared to 1994.

      Occupancy. Occupancy costs increased to $8.2 million in 1995 from $7.8 million in 1994. The increase was due to an increase in the number of restaurants open during fiscal 1995 compared to fiscal 1994. As a percentage of restaurant sales, occupancy costs decreased to 6.0% in 1995 compared to 6.2% in 1994.

       General and Administrative. General and administrative expenses increased to $6.1 million from $4.8 million, and increased as a percentage of revenues to 4.4% for 1995 from 3.8% in 1994. The increase as a percentage of total revenues was attributable to the addition of middle and senior level management to support the Company's operations.



      Depreciation and Amortization. Depreciation and amortization expense consisted of the following:

                                            Year Ended
                                     ------------------------------
                                       January 1,     December 31,
                                          1995            1995

Depreciation of property and
  equipment                           $ 3,991,000     $ 6,209,000
Amortization of  intangible assets      1,574,000       1,663,000
Amortization of  pre-opening costs      1,547,000       2,429,000

      Depreciation and amortization expense increased by $3.2 million to $10.3 million for 1995 compared to $7.1 million for 1994. Of the total increase, $1.5 million was attributable to additional depreciation expense associated with the 18 new restaurants that were opened during 1995 and the fourth quarter of 1994. Amortization of preopening costs accounted for approximately $900,000 of the increase. The remaining increase was attributable to increases in corporate depreciation and intangible asset amortization.

      Special Charge. During the second quarter of 1995, the Company recorded a reserve for notes and other receivables of $3.5 million and a special charge of $8.1 million. The charges were the result of a review of all operations which was performed during the second quarter of 1995. The review was precipitated by a change in the Company's core markets, including a decline in average unit volumes and profitability, as well as a change in the Company's senior management.

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

      Reserve for Notes and Other Receivables. The reserve for notes and other receivables included $2.0 million for notes receivable which were outstanding in connection with the sales of restaurants to franchisees. The decision to reserve for these notes was based on discussions held with the franchisees during the second quarter of 1995 and a review of their financial position. Three notes totaling approximately $1.3 million of this amount were reserved due to the fact that the franchisee approached the Company during the second quarter of 1995 and indicated that the devaluation of the Mexican Peso in December 1994 had permanently harmed its restaurants to an extent that they were going to close the restaurants. These restaurants were all closed during 1995.
The remaining amount relates to a restaurant whose sales trends were continuing to erode and there was substantial doubt as to the recoverability of the balance. This restaurant was closed during the first quarter of 1997. The reserve amounts were calculated by reducing the outstanding note balances to the estimated value of the underlying collateral and reserving the remaining balance. The restaurants reserved for were all in Texas.

      The remaining $1.5 million primarily relates to franchisee receivables. Approximately $250,000 of this amount relates to periodic franchise and royalty fees owed by the franchisees noted above, including interest. An additional $500,000 was reserved due to a franchisee's failure to meet a contractual obligation and make payment on a development agreement during the second quarter of 1995. Approximately $350,000 of the amount relates to periodic royalty fees and franchise fees from a franchisee with whom the Company had been in discussions to acquire its restaurants. Due to the Company's decision to slow all development, the Company broke off these negotiations. The remaining balances, totaling $400,000, included various types of receivables including other franchisee amounts, employee receivables, and other miscellaneous receivables.

      Interest Income (Expense). Interest expense, net of interest capitalized on construction costs, increased to $1,707,000 in 1995 from $422,000 in 1994 as a result of interest expense associated with the utilization of the Company's line of credit and notes associated with the purchase and construction of restaurants. The Company earned $310,000 in interest income during 1995 on cash balances. The Company earned $642,000 of interest income during 1994.

      Net Income (Loss) and Net Income (Loss) Per Share. The Company recorded a net loss of $3.8 million for 1995 compared to net income of $8.5 million for 1994. The recorded net loss was 2.7% as a percentage of total revenues for 1995 compared to net income of 6.7% for 1994. Loss per share was $0.24 for 1995 compared to income per share of $0.55 in 1994. Disregarding the reserve for receivables and the special charge, the Company would have reported net income of $3.5 million for 1995, equal to $0.22 per share or 2.5% as a percentage of total revenues. Disregarding the reserve for receivables and the special charge, management believes that the remaining decrease is largely due to decreases in average unit volumes, which resulted in higher restaurant operating costs as a percentage of sales, lower franchise fees and royalty income, higher depreciation and amortization, lower interest income and higher interest expense.

Liquidity and Capital Resources

      Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $20 million, including a $5 million unsecured revolving line of credit. As of March 5, 1997, approximately $9.6 million had been used under these commitments.

    Net cash provided by operating activities was $12.2 million for 1996, and $5.8 million for 1995. Management attributes much of the increase to the receipt of $2.5 million of federal income tax refunds during 1996, as well as less cash being utilized in the reduction of accrued and acquisition liabilities.

     Net cash used in investing activities was $8.7 million for 1996, representing primarily capital expenditures for improvements to existing restaurants, the construction of one restaurant, and the purchase of two pieces of land for future development. This compares to $17.7 million for 1995, representing primarily capital expenditures for the construction of twelve Company-owned restaurants.

    Net cash used in financing activities was $5.5 million for 1996 representing primarily repayment of the Company's line of credit and long-term debt compared to net cash provided from financing activities of $7.4 million in the same period of 1995 representing borrowings from the Company's debt facilities.

     In connection with the special charge of $2.5 million recorded during 1996, the Company has accrued approximately $1.0 million for estimated exit costs. The Company expects to pay these costs during 1997.

     The special charge recorded in the second quarter of 1995 included an accrual of approximately $1.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $362,000 in 1996. Several of the restaurants which have been closed, as well as the Company's previous corporate offices, are currently for sale. Although there can be no assurance of the particular price at which any of such properties will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of these properties. During 1996, the Company sold properties relating to the special charge which resulted in proceeds of $788,000. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $730,000 during 1996.

     The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1997, including the planned opening of six to eight free standing and two non-traditional restaurants. The average total investment for the free standing restaurants, including land, is expected to be approximately $1.3 million per restaurant. Cash investment requirements are expected to average $1.1 million per restaurant. Total capital expenditures for 1997 are expected to approximate $12.0 to $15.0 million and will include, in addition to new construction, a program to remodel several of the Company's existing restaurants.


Impact of Inflation

      Although increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material adverse effect on the Company's operations to date.

Seasonality and Quarterly Results

      The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the second and third quarters. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company's growth may offset the impact of seasonal influences. Therefore, quarterly results are not indicative of results for the entire year.


Forward-Looking Statements

     Statements in this Annual Report, including those contained in the foregoing discussion and other items herein, concerning the Company which are (a) projections of revenues, capital expenditures or other financial items, (b) statements of plans and objectives for future operations, (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices; actions of our customers and competitors; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigations or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unantincipated events.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1.


ITEM 9.   CHANGES   IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The directors and executive officers of the Company and their respective ages are as follows:

    Name               Age          Position
-----------------      ---     ---------------------------
Stephen V. Clark       43      Chief Executive Officer,
                                 President, and Director
James A. Eliasberg     39      Executive Vice President and
                                 General Counsel
David G. Lloyd         33      Senior Vice President -
                                 Finance, Chief Financial
                                 Officer, Secretary and
                                 Treasurer
William J. Nimmo       42      Director
Richard Sherman        53      Director
Cecil Schenker         54      Director



      Mr. Clark has served as the Company's Chief Executive Officer since November 1996, and as the President, Chief Operating Officer, and as a Director since April 1995. Prior to that, Mr. Clark was with Church's Chicken, a division of America's Favorite Chicken, for eighteen years with his final title having been Senior Vice President and Concept General Manager. He also served on the executive committee of America's Favorite Chicken and was on the Board of Directors of Church's Operators Purchasing Association. In his final position with America's Favorite Chicken, Mr. Clark was primarily responsible for the day-to-day operations of over 1100 company-owned and franchised units with aggregate sales volume in excess of $600 million.

      Mr. Eliasberg has served as the Company's Executive Vice President and General Counsel since April 1995. From January 1991 to April 1995, Mr. Eliasberg served as the Company's Senior Vice President and General Counsel. Prior to that, Mr. Eliasberg was engaged in the private practice of law in Southern California at the law firms of Fierstein & Sturman (March 1989 to January 1991), Hill, Wynne, Troop & Meisinger (May 1986 to February 1989) and Jones, Day, Reavis & Pogue (October 1984 to March 1986). In addition to supervising all of the Company's legal affairs, Mr. Eliasberg's responsibilities include real estate, construction and franchise development. Mr. Eliasberg is a graduate of the University of Chicago law school.

     Mr. Lloyd joined the Company in October 1994 as Vice President
- Finance, Chief Financial Officer, Secretary and Treasurer and was promoted to Senior Vice President in May 1996. From August 1985 to October 1994, Mr. Lloyd served in various capacities with Deloitte & Touche (the Company's independent auditors), with his last position being Senior Audit Manager. Mr. Lloyd is a certified public accountant.

      Mr.  Nimmo  has  served as a director of  the  Company  since
November 1991. Mr. Nimmo has served as Managing Director of Cornerstone Equity Investors, Inc., and its predecessor firm, since September 1989. For the ten years prior to that, Mr. Nimmo was a Vice President of J.P. Morgan & Co.

      Mr. Sherman has been a director of the Company since November 1991. Mr. Sherman is a private investor and retail consultant.
Mr. Sherman served as President and Chief Executive Officer of Rally's, Inc. from September 1987 to January 1991. From August 1989 to January 1991, he also served as Chairman of the Board of Rally's, Inc. Mr. Sherman currently serves as a member of the Board of Trustees of Paul Quinn College in Dallas, Texas and as a director of Reed's Jewelers, Inc., Papa John's International, Inc., and PJ America, Inc.

      Mr. Schenker has been a director of the Company since January 1992. Mr. Schenker is a corporate securities attorney and is the managing partner of the San Antonio, Texas office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., of which Mr. Schenker has been a partner, through his professional corporation since January of 1984. Akin, Gump, Strauss, Hauer & Feld, L.L.P. has regularly performed legal services for the Company. See "Compensation Committee Interlocks and Insider Participation." Mr. Schenker is also a director of 50-Off Stores, Inc.

      The Board of Directors has a compensation and stock option committee and an audit committee, each of which currently consists of William J. Nimmo, Richard Sherman and Cecil Schenker. The Board of Directors does not currently have a nominating committee. All directors serve for a term of one year and until their successors are duly elected. Each director who is not also an employee of the Company, except William J. Nimmo, receives an annual retainer of $25,000, and an attendance fee of $2,500 per Board meeting for up to four meetings each year. All non-employee directors are reimbursed for their expenses.

Compliance  with  Section 16(a) of the Securities Exchange  Act  of
1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires each director and executive officer of the Company, and each person who owns more than 10% of a registered class of the Company's equity securities to file by specific dates with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during the Company's fiscal year.

       To   the  Company's  knowledge,  all  Section  16(a)  filing
requirements applicable to the Company's officers, directors, and 10% stockholders were complied with.



ITEM 11.  EXECUTIVE COMPENSATION

      Summary Compensation Table. The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and the Company's only two other executive officers (collectively the "named executive officers"):

                                         Summary Compensation Table
                         Annual Compensation          Long-Term Compensation
                         -------------------     --------------------------------
                                                       Awards             Payouts
                                                 ----------------------   -------
                                       Other                   Securities
                                      Annual     Restricted     Underly-            All Other
                                      Compen-      Stock          ing      LTIP      Compen-
Name and    Fiscal  Salary      Bonus  sation     Award(s)     Options/   Payouts     sation
Principal    Year     ($)        ($)   ($)(1)       ($)          SARs       ($)        ($)
Position                                                         (#)
----------------------------------------------------------------------------------------
Stephen V.  1996    233,404      -      -            -             -         -          -
Clark,      1995    152,455(2) 50,000   -            -          200,000      -          -
Chief,      1994       -         -      -            -             -         -          -
Executive
Officer,
President,
Chief
Operating
Officer
----------------------------------------------------------------------------------------
James A.   1996    189,235       -      -            -             -         -          -
Eliasberg, 1995    175,025       -      -            -          200,000      -          -
Executive  1994    135,000       -      -            -           25,000(4)   -          -
Vice
President
and General
Counsel
-----------------------------------------------------------------------------------------
David G.   1996    135,138      -       -            -             -         -          -
Lloyd,     1995    117,605      -       -            -           75,000      -          -
Senior     1994     15,769(3)   -       -            -           25,000      -          -
Vice
President,
Chief
Financial
Officer,
Secretary
and Treasurer
-----------------------------------------------------------------------------------------



 __________________
(1) Certain of the Company's executive officers receive personal benefits in addition to salary; however, the Company has concluded that the aggregate amounts of such personal benefits do not exceed the lesser of $50,000 or 10% of annual salary and bonus reported for any named executive officer.

(2)  Mr. Clark joined the Company in April 1995.

(3)  Mr. Lloyd joined the Company in October 1994.

(4)  Mr.Eliasberg voluntarily rescinded his option grant in January
     1997.








      Employment Agreements. The Company has written employment agreements with Stephen Clark and James Eliasberg. The Company's agreement with Mr. Clark expires in April 1998. Mr. Clark receives a base salary of not less than $200,000 per year during the term of his contract. Additionally, Mr. Clark can be paid a bonus based on the Company's achievement of certain performance goals. Pursuant to such agreement, Mr. Clark has agreed not to participate in any manner, during his term of employment and for two years thereafter, in any business which owns a Mexican fast food restaurant or Mexican "quick service" restaurant in the Continental United States.

      The Company's agreement with Mr. Eliasberg expires in April 1998. Mr. Eliasberg receives a base salary of $185,000 per year during the term of his contract. Additionally, Mr. Eliasberg will be paid a bonus based on the Company's achievement of certain performance goals. Pursuant to such agreement, Mr. Eliasberg has agreed not to participate in any manner, during his term of employment and for two years thereafter, in any business which owns a Mexican fast food restaurant or Mexican "quick service" restaurant in the Continental United States.

Stock Option Plans and Directors' Options

      Under the Taco Cabana, Inc. 1990 Stock Option Plan (the "1990 Option Plan"), amended in August 1992, and the 1994 Stock Option Plan (the "1994 Option Plan") options to purchase up to 1,500,000 and 500,000 shares, respectively, of Common Stock may be granted to employees, outside directors and consultants and advisers of the Company or any subsidiary corporation or entity. The stock is intended to permit the Company to retain and attract qualified individuals who will contribute to its overall success. Shares that by reason of the expiration of an option (other than by reason of exercise) or which are no longer subject to purchase pursuant to an option granted under an Option Plan may be reoptioned thereunder. The 1990 and 1994 Option Plans are administered by a committee of outside directors (the "Committee"). The Committee sets specific terms and conditions of options granted under the 1990 and 1994 Option Plans and administers the 1990 and 1994 Option Plans, as well as the Company's other employee benefit plans which may be in effect from time to time. The Committee currently consists of William J. Nimmo, Cecil Schenker and Richard Sherman.

      The  Company's  employees  are  eligible  to  receive  either incentive stock options or nonqualified stock options or a combination of both, as the Committee determines. Non-employee participants may be granted only nonqualified stock options. Stock options may be granted for a term not to exceed ten years (five years with respect to a holder of 10% or more of the Company's shares in the case of an incentive stock option) and are not transferable other than by will or the laws of descent and distribution. Each option may be exercised within the term of the option pursuant to which it is granted (so long as the optionee, if an employee, continues to be employed by the Company). In addition, an incentive option may be exercised within 90 days after the termination of employment of the optionee (subject to any limitations in the particular option), within one year after termination in case of termination because of disability, or throughout the term of the option in the event of the optionee's death, to the extent in each case the option was exercisable at the termination date. A nonqualified stock option may be exercised for such period, but not later than the expiration date, after termination of employment, disability or death, as may be specified in the particular option.

      The exercise price of all incentive stock options must be at least equal to the fair market value of the Common Stock on the date of grant, or 110% of fair market value with respect to any incentive stock option issued to a holder of 10% or more of the Company's shares. Stock options may be exercised by payment in cash of the exercise price with respect to each share to be purchased, by delivering Common Stock of the Company already owned by such optionee with a market value equal to the exercise price, or by a method in which a concurrent sale of the acquired stock is arranged, with the exercise price payable in cash from such sale proceeds.

      The 1994 Option Plan provides that each outside director will automatically receive a grant of 3,000 nonqualified stock options each year on the fifth business day following the first public release of the Company's audited earnings report on results of operations for the preceding fiscal year. Each such option will become exercisable in whole or in part on the first anniversary of the award through the balance of its ten-year term. Subject to availability of shares allocated to the 1994 Option Plan and not already reserved for other outstanding stock options, outside directors who join the Board in the future will in addition receive an initial grant of options for 35,000 shares, which will become exercisable in five equal increments beginning on the first anniversary of the award and on each of the next four succeeding anniversary dates. Such options will be exercisable for a term of ten years. Such options will be awarded upon their appointment or election to the Board. Options, once granted and to the extent exercisable, will remain exercisable throughout their term, regardless of whether the holder continues as a director. The exercise price of the options is equal to 100% of the fair market value of a share of Common Stock at the time of grant.

      The 1990 Option Plan will terminate on October 14, 2000. The 1994 Option Plan will terminate on October 17, 2004. The Board of Directors may, however, terminate the 1990 and 1994 Option Plans at any time prior to such respective dates. Termination of the 1990 and 1994 Option Plans will not alter or impair, without the consent of the optionee, any of the rights or obligations pursuant to any option granted under the Option Plans.

      As of December 29, 1996, options for 635,158 shares of common stock had been granted under the 1990 Option Plan and were outstanding, with a weighted average exercise price of $6.42 per share, and no additional shares were available for issuance upon exercise of options which may be granted in the future. As of December 29, 1996, options for 861,842 shares had been exercised.

      As of December 29, 1996, options for 476,342 shares of common stock had been granted under the 1994 Option Plan and were outstanding, with a weighted average exercise price of $5.76 per share, and 23,658 additional shares were available for issuance upon exercise of options which may be granted in the future. As of December 29, 1996, no options had been exercised.



      Stock  Option  Grant Table.  The following table  sets  forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended December 29, 1996:


                       Option Grants in Last Fiscal Year


                                                        Potential Realizable
                      Percent                             Value at Assumed
                         of                                Annual Rates of
            Options    Total    Exercise                    Stock Price
            Granted   Options      or       Expiration      Appreciation
              #(1)    Granted    Base          Date      of Option Term (2)
                         to      Price                   ------------------
Name                 Employees                            5%($)     10%($)
---------------------------------------------------------------------------
Stephen V.     -         -         -            -           -        -
Clark

James A.       -         -         -            -           -        -
Eliasberg

David G.       -         -         -            -           -        -
Lloyd





Stock Option Exercises and Holdings Table. The following table provides information concerning the exercise of options and value of unexercised options held by the named executive officers at December 29, 1996:

          Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

              Shares
             Acquired
                on      Value   Number of Unexercised    Value of Unexercised
             Exercise  Realized        Options            In-the-Money Options
Name           (#)       ($)    at Fiscal Year End (#)   at Fiscal Year End
                                                               ($)(1)
-----------------------------------------------------------------------------
                                Exercis-  Unexercis-     Exercis-  Unexercis-
                                  able      able           able       able
-----------------------------------------------------------------------------
Stephen V.       -       -     40,000     160,000        $85,000   $340,000
Clark

James A.         -       -     83,000     166,000        $160,114  $365,038
Eliasberg

David G.         -       -     25,000      75,000        $ 21,570  $ 86,280
Lloyd


(1) Values stated are based on the last sale price of $7.31 per share of the Company's Common Stock on the NASDAQ National Market System on December 27, 1996, the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year.


Compensation Committee Interlocks and Insider Participation

      During 1996, William J. Nimmo, Richard Sherman and Cecil Schenker served on the Company's compensation and stock option committee.

     Since 1987, the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., has regularly rendered legal services as counsel to the Company. Cecil Schenker, a director of the Company and a member of the Company's compensation and stock option committee, is the sole shareholder of Cecil Schenker, P.C., a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

      The  Company believes that the abilities of Mr.  Schenker  to
make  fair  compensation  decisions  have  not  and  will  not   be
compromised by the relationships referred to above.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          MANAGEMENT

      The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of March 1, 1997, by: (i) each person known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each named executive officer of the Company, (iii) each director of the Company, and (iv) all directors and officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                     Shares Beneficially
                                            Owned
Name                                  Number      Percent
Stephen V. Clark  (1)                     40,000         *

James A. Eliasberg  (2)                  167,750      1.1%

David G. Lloyd (3)                        31,800         *

William J. Nimmo                           3,817         *

Richard Sherman  (4)                      70,003         *

Cecil Schenker  (5)                       90,503         *

Massachusetts Financial Services       1,305,370      8.2%
Co. (6)

Smith Barney Inc., Smith Barney        2,190,801     13.7%
Holdings Inc., Travelers Group
Inc. (7)

Dimensional Fund Advisors, Inc.          995,564      6.2%
(8)

All directors and officers as a          408,873      2.5%
group (6 persons)  (9)

----------------------------
* Less than 1%.

(1)  Includes   40,000  shares  subject  to  presently  exercisable
     options  (or  those  exercisable  within  60  days).  Excludes
     160,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(2)  Includes   83,000  shares  subject  to  presently  exercisable
     options  (or  those  exercisable  within  60  days).  Excludes
     166,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(3)  Includes   25,000  shares  issuable  pursuant   to   presently
     exercisable options (or those exercisable within 60 days). Excludes 75,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(4) Represents shares subject to presently exercisable options (or those exercisable within 60 days). Excludes 27,000 shares
     issuable   pursuant  to  options  which  are   not   currently
     exercisable (or exercisable within 60 days).
(5) Represents shares subject to presently exercisable options (or those exercisable within 60 days). Excludes 27,000 shares
     issuable   pursuant  to  options  which  are   not   currently
     exercisable (or exercisable within 60 days).
(6) Based upon Schedule 13G, filed jointly in February 1996, and amended in February 1997, indicating beneficial ownership as stated in the table, and shared dispositive power as to all shares beneficially owned. Included in the joint filing were Massachusetts Financial Services Company ("MFS"), indicating beneficial ownership of 1,305,370 shares and sole dispositive power as to 1,305,370 shares and MFS Series Trust II - MFS
     Emerging  Growth  Fund  ("MEG"),  indicating  962,395   shares
     beneficially owned by MFS as well as MEG. Address: 500 Boylston Street, Boston, Massachusetts 02116.
(7) Based on Schedule 13G, filed jointly in October 1995, and amended in January 1997, indicating beneficial ownership as stated in the table. Included in the joint filing were Smith Barney Inc. ("SB"), indicating shared voting and dispositive power as to 1,415,801 shares, and sole voting and dispositive power as to 0 shares; Smith Barney Holdings Inc. ("SB Holdings"), indicating shared voting and dispositive power as to 2,190,801, and sole voting and dispositive power as to 0 shares; and Travelers Group Inc. ("TRV"), indicating shared voting and dispositive power as to 2,190,801, and sole voting and dispositive power as to 0 shares.
     Address: 388 Greenwich Street, New York, New York 10013.
(8) Based on Schedule 13G, filed in February 1997, indicating beneficial ownership and sole dispositive power as stated in the table and sole voting power as to 665,464 shares. Address:
     1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(9) Includes 308,506 shares subject to presently exercisable options (or those exercisable within 60 days). Excludes
     455,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       See   "Compensation   Committee   Interlocks   and   Insider
Participation"   for  certain  relationships  and   related   party
transactions.

      Any future transactions between the Company and related parties will be approved by outside directors and will be on terms no less favorable than those which could have been obtained from unrelated third parties.


                              PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND  REPORTS  ON
          FORM 8-K

     (a)  The following documents are filed as part of this report:

Financial Statements

Independent Auditors' Report
Consolidated  Balance Sheets at December 31, 1995 and December  29,
  1996
Consolidated  Statements of Operations for the years ended  January
  1, 1995, December 31 1995 and December 29, 1996
Consolidated Statements of Stockholders' Equity for the years ended
  January 1, 1995, December 31, 1995 and December 29, 1996 Consolidated Statements of Cash Flows for the years ended January
  1, 1995, December 31, 1995 and December 29, 1996
Notes to Consolidated Financial Statements

Exhibits
3.1       Restated Certificate of Incorporation, filed on
             December 29, 1993.  (d)
3.2       Bylaws of Registrant.  (a)
4.1       Form of Common Stock Certificate.  (a)
4.2       Rights Agreement dated as of June 9, 1995,
             between Taco Cabana, Inc. and Society National
             Bank, as Rights Agent.   (f)
10.1*     Employment Agreement dated April 24, 1995 between
             the Registrant and Stephen V. Clark.  (e)
10.4      Restaurant Assets Purchase Agreement and Plan of
             Reorganization between Registrant and Two
             Pesos, Inc., including Controlling Shareholder
             Agreement between Registrant and Ghulam
             Bombaywala and Controlling Shareholder
             Agreement between Registrant, Marno McDermott
             and The Bay Lake Limited Partnership.  (c)
10.5      Sample Franchise Agreement.  (a)
10.6      Sample Franchise Development Agreement.  (a)
10.7      Sample Beverage Sublease Agreement.  (a)
10.8      Sample Concessionaire Management Agreement.  (a)
10.9*     Amended and Restated Stock Option Plan.  (a)
10.10*    Agreement Regarding Compensation of Outside
             Director, dated as of May 29, 1992, between
             the Registrant and Richard Sherman.  (b)
10.11*    Agreement Regarding Compensation of Outside
             Director, dated as of May 29, 1992, between
             the Registrant and Cecil Schenker.  (b)
10.12     Stock Option Agreements between Registrant and
             Richard Sherman.  (a)
10.13     Stock Option Agreements between Registrant and
             Cecil Schenker.  (a)
10.14*    1994 Stock Option Plan.  (d)
10.15     Employment Agreement dated April 24, 1995 between
             the Registrant and James Eliasberg. (g)
10.16     Second Amended Loan Agreement with International
             Bank of Commerce. (g)
11.       Statement re computation of per share earnings
             (loss).  (g)
21.       Subsidiaries of the Registrant.  (g)
23.       Consent of Deloitte & Touche LLP.  (g)
24.       Powers of attorney to sign amendments to this
             report. Reference is made to the signature page of this report.
27.       Financial Data Schedule. (g)
*         Executive compensation plan or arrangement.

(a)       Filed as an exhibit to Form S-1 Registration
             Statement No. 33-51430, effective October 16,
             1992.
(b)       Filed as an exhibit to Form S-8 Registration
             Statement No. 33-56438, effective December 24,
             1992.
(c)       Filed as an exhibit to  Form S-4   Registration
             Statement   No. 33-60672,  effective  June 11,
             1993.
(d)       Filed as an exhibit to Form 10-K for the fiscal
             year ended January 1, 1995.
(e)       Filed as an exhibit to Form 10-K for the fiscal
             year ended December 31, 1995.
(f)       Filed  as an  exhibit to  Form 8-A  Registration
             Statement   No. 0-20716, effective June 9,
             1995
(g)       Filed herewith.

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.



                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       TACO CABANA, INC.



                       By:    STEPHEN V. CLARK
                              ----------------------------------
                              Stephen V. Clark
                              Chief    Executive   Officer   and
                              President


     Date:  March 28, 1997

      Each  person whose signature appears below authorizes Stephen
V. Clark and David Lloyd or either of them, each of whom may act without joiner of the other, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature             Title                Date
STEPHEN V. CLARK    Chief Executive      March 28, 1997
Stephen V. Clark    Officer, President
                    and Director
                    (Principal
                    Executive Officer)

DAVID G. LLOYD      Senior Vice          March 28, 1997
David G. Lloyd      President Finance,
                    Chief Financial
                    Officer and
                    Secretary
                    (Principal
                    Financial and
                    Accounting Officer)


WILLIAM J. NIMMO    Director             March 28, 1997
William J. Nimmo

RICHARD SHERMAN     Director             March 28, 1997
Richard Sherman

CECIL SCHENKER      Director             March 28, 1997
Cecil Schenker




                           EXHIBIT INDEX


Exhibit
  No.

10.15   Employment Agreement dated April  24,
        1995 between the Registrant  and  James   A.
        Eliasberg.

10.16   Second    Amended   Loan   Agreement    with
        International Bank of Commerce.

11.     Statement Regarding Computation of Per Share Earnings (Loss)

21.     Subsidiaries of the Registrant

23.     Consent of Deloitte & Touche LLP

27.     Financial Data Schedule




TACO CABANA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Page
Financial Statements:
Independent Auditors' Report                                  F-2
Consolidated Balance Sheets at December 31, 1995 and          F-3
December 29, 1996
Consolidated Statements of Operations for the Years Ended     F-4
  January 1, 1995, December 31, 1995 and December 29, 1996
Consolidated Statements of Stockholders' Equity for the       F-5
  Years Ended January 1, 1995, December 31, 1995 and
  December 29, 1996
Consolidated Statements of Cash Flows for the Years Ended     F-6
  January 1, 1995, December 31, 1995 and December 29, 1996
Notes to Consolidated Financial Statements                    F-8

















INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Taco Cabana, Inc.

We have audited the accompanying consolidated balance sheets of Taco Cabana, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taco Cabana, Inc. and subsidiaries at December 29, 1996 and
December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


San Antonio, Texas
February 4, 1997



TACO CABANA, INC.
CONSOLIDATED BALANCE SHEETS

                                       December 31,   December 29,
                                           1995           1996
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $  2,749,000   $    748,000
Receivables, net                           1,376,000        792,000
Inventory                                  1,846,000      1,858,000
Prepaid expenses                           1,700,000      1,353,000
Pre-opening costs, net                       500,000        129,000
Federal income taxes receivable            2,777,000        363,000
Deferred income taxes                        497,000      1,827,000
                                         -----------    -----------
  Total current assets                    11,445,000      7,070,000

PROPERTY AND EQUIPMENT, net               87,695,000     88,963,000
NOTES RECEIVABLE, net                        780,000        738,000
INTANGIBLE ASSETS, net                    47,038,000     45,394,000
OTHER ASSETS                               1,620,000        541,000
                                         -----------    -----------
TOTAL ASSETS                            $148,578,000   $142,706,000
                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                        $  5,409,000   $  4,181,000
Accrued liabilities                        3,864,000      3,171,000
Current maturities of long-term debt
  and capital leases                       2,074,000      2,409,000
Line of credit                             2,186,000        625,000
                                         -----------    -----------
  Total current liabilities               13,533,000     10,386,000

LONG-TERM OBLIGATIONS, net of current
  maturities:
Capital leases                             4,242,000      4,041,000
Long-term debt                            10,788,000      6,593,000
                                         -----------    -----------
Total long-term obligations               15,030,000     10,634,000

ACQUISITION LIABILITIES                    4,888,000      4,212,000
DEFERRED LEASE PAYMENTS                      935,000        657,000
DEFERRED INCOME TAXES                      1,865,000      3,645,000

STOCKHOLDERS' EQUITY:
Preferred stock, series A; $.01 par
  value, 100,000 shares authorized                 -              -
Common stock; $.01 par value,
  30,000,000 shares authorized --
  15,681,162 and 15,706,537 shares
  issued and outstanding at December
  31, 1995 and December 29, 1996,
  respectively                               157,000        157,000
Additional paid-in capital                96,954,000     97,095,000
Retained earnings                         15,216,000     15,920,000
                                         -----------    -----------
  Total stockholders' equity             112,327,000    113,172,000
                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $148,578,000   $142,706,000
                                         ===========    ===========




See notes to consolidated financial statements.




TACO CABANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Year Ended
                                ------------------------------------
                                January 1,    December 31,   December 29,
                                   1995          1995          1996
REVENUES:
Restaurant sales               $124,826,000  $137,191,000    $131,680,000
Franchise fees and royalty
  income                          2,424,000     1,342,000         516,000
                                -----------   -----------     -----------
  Total revenues                127,250,000   138,533,000     132,196,000
                                -----------   -----------     -----------

COSTS AND EXPENSES:
Restaurant cost of sales         41,252,000    44,083,000     41,336,000
Labor                            31,374,000    36,262,000     34,653,000
Occupancy                         7,757,000     8,192,000      8,161,000
Other restaurant operating
  costs                          21,853,000    26,658,000     23,553,000
General and administrative        4,818,000     6,068,000      6,445,000
Depreciation and amortization     7,112,000    10,301,000      9,245,000
Litigation settlement                     -             -      3,400,000
Special charge                            -     8,100,000      2,497,000
Reserve for notes and other
  receivables                             -     3,500,000              -
                                -----------   -----------     ----------
  Total costs and expenses      114,166,000   143,164,000    129,290,000
                                -----------   -----------    -----------
INCOME (LOSS) FROM OPERATIONS    13,084,000    (4,631,000)     2,906,000


INTEREST INCOME (EXPENSE), NET      220,000    (1,397,000)    (1,348,000)
                                 ----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME
  TAXES                          13,304,000    (6,028,000)     1,558,000


BENEFIT (PROVISION) FOR INCOME
  TAXES                          (4,784,000)    2,230,000       (854,000)
                                -----------   -----------     ----------

NET INCOME (LOSS)               $ 8,520,000   $(3,798,000)   $   704,000
                                 ==========   ===========     ==========

NET INCOME (LOSS) PER SHARE     $      0.55   $     (0.24)   $      0.04
                                 ==========   ===========     ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                    15,643,577    15,648,624     15,694,757
                                 ==========   ===========    ===========



See notes to consolidated financial statements.


TACO CABANA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOILDERS' EQUITY

                              Preferred Stock        Common Stock
                            -------------------   ------------------        Additional                  Total
                                Shares               Shares                  Paid-in     Retained   Stockholders'
                            Outstanding  Amount    Outstanding  Amount      Capital      Earnings       Equity

Balance, January 1, 1994         -       $  -      14,763,814   $148,000    $90,322,000  $10,494,000  $100,964,000
Sale of stock, net of related
  cost of $67,000                -          -         225,000      2,000      3,667,000            -     3,669,000
Issuance of stock                -          -         115,385      1,000      1,500,000            -     1,501,000
Options exercised                -          -         456,963      5,000        868,000            -       873,000
Tax benefit from stock options   -          -               -          -        125,000            -       125,000
Net income                       -          -               -          -              -    8,520,000     8,520,000
                               ----       ----     ----------    -------     ----------   ----------   -----------
Balance, January 1, 1995         -          -      15,561,162    156,000     96,482,000   19,014,000   115,652,000

Options exercised                -          -         120,000      1,000        375,000            -       376,000
Tax benefit from stock options   -          -               -          -         97,000            -        97,000
Net loss                         -          -               -          -              -   (3,798,000)   (3,798,000)
                               ----       ----     ----------    -------     ----------   ----------   -----------
Balance, December 31, 1995       -          -      15,681,162    157,000     96,954,000   15,216,000   112,327,000

Options exercised                -          -          25,375          -        119,000            -       119,000
Tax benefit from stock options   -          -               -          -         22,000            -        22,000
Net income                       -          -               -          -              -      704,000       704,000
                               ----       ----     ----------    -------     ----------   ----------   -----------
Balance, December 29, 1996       -        $ -      15,706,537   $157,000    $97,095,000  $15,920,000  $113,172,000
                               ====       ====     =========     =======     ==========   ==========   ===========


See notes to consolidated financial statements.



TACO CABANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended
                                     ------------------------------------------
                                     January 1,    December 31,    December 29,
                                        1995           1995            1996
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                    $8,520,000    $(3,798,000)    $  704,000
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization     7,112,000     10,301,000      9,245,000
    Deferred income taxes             1,220,000        386,000        450,000
    Special charge                            -      8,100,000      2,497,000
    Reserve for notes and other
      receivables                             -      3,500,000              -
    Capitalized interest               (312,000)      (117,000)       (12,000)
    Deferred income and lease
      payments                            9,000       (687,000)      (278,000)
    Other                              (113,000)             -              -
    (Increase) decrease in assets, net
      of effects from acquisition of
      assets of other companies:
        Receivables                    (163,000)      (953,000)       291,000
        Inventory                      (519,000)         2,000        (12,000)
        Prepaid expenses and other
          assets                     (1,295,000)       509,000        347,000
        Pre-opening costs            (1,884,000)    (1,289,000)      (144,000)
        Federal income taxes
          receivable                    948,000     (2,415,000)     2,414,000
        Other assets                          -        526,000        393,000
    Increase (decrease) in liabilities,
      net of effects from acquisition
      of liabilities of other
      companies:
        Accounts payable and accrued
          liabilities                 1,858,000     (5,237,000)    (3,009,000)
        Acquisition liabilities               -     (3,052,000)      (676,000)
        Income taxes payable           (254,000)             -              -
                                     ----------    -----------     ----------
Net cash provided by operating
  activities                         15,127,000      5,776,000     12,210,000
                                     ----------    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment  (36,645,000)   (18,738,000)    (9,188,000)
Proceeds from sales of property and
  equipment                             269,000      1,179,000        846,000
Payment for acquisition of assets
  of other companies                 (1,315,000)             -              -
Investment in joint venture            (500,000)      (186,000)      (388,000)
                                     ----------    -----------     ----------
Net cash used by investing
  activities                        (38,191,000)   (17,745,000)    (8,730,000)
                                     ----------    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term
  debt and draws on line of credit            -     19,038,000              -
Principal payments under long-term
  debt and line of credit              (344,000)   (11,823,000)    (5,398,000)
Principal payments under capital
  leases                               (166,000)      (148,000)      (224,000)
Sale of stock, net of costs           3,669,000              -              -
Exercise of stock options               873,000        376,000        119,000
Repayment of franchisee loans           139,000              -              -
                                      ---------    -----------     ----------
Net cash provided (used) by
  financing activities                4,171,000     7,443,000      (5,481,000)
                                     ----------    ----------      ----------
NET DECREASE IN CASH                (18,893,000)   (4,526,000)     (2,001,000)


CASH AND CASH EQUIVALENTS,
  beginning of period                26,168,000     7,275,000       2,749,000
                                     ----------    ----------      ----------
CASH AND CASH EQUIVALENTS,
  end of  period                    $ 7,275,000  $  2,749,000     $   748,000
                                     ==========   ===========      ==========


See notes to consolidated financial statements.



TACO CABANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


SUMMARY OF NON-CASH TRANSACTIONS:

During 1996, the Company closed one restaurant and charged its net book value of $139,000 to acquisition liabilities.

During 1995, the Company closed four restaurants and charged their net book value of $2.1 million to acquisition liabilities. Also, the Company sold three restaurants to various franchisees in exchange for $1.2 million in notes receivable during 1995. Capital leases in the amount of $405,000 were terminated due to the sale of one of these restaurants.

During 1994, eight restaurants were purchased from various franchisees in exchange for cash of $1.3 million, common stock of $1.5 million, notes payable aggregating $8.0 million, and assets totaling $2.6 million. Additionally, the Company recorded goodwill of $8.6 million during 1994 which resulted from the finalizing of the acquisition liabilities of previous business combinations. Furthermore, capital lease obligations of approximately $725,000 were incurred when the Company entered into new lease agreements for property and equipment during 1994.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                             Year Ended
                               -------------------------------------
                                 January 1,    December    December
                                    1995       31, 1995    29, 1996
Cash paid for interest, net
  of interest capitalized      $ 759,000     $1,672,000  $1,144,000
Cash received for income
  taxes                                -      1,126,000   2,504,000
Cash paid for income taxes     2,625,000        580,000     477,000



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
    OPERATIONS

   Nature of Operations - Taco Cabana, Inc. (the "Company") operates a chain of Mexican patio style fast food restaurants located primarily in the Southwestern United States. At December 29, 1996, the Company owned and operated a total of 104 units, 96 under the "Taco Cabana" name, two under the "Sombrero Rosa" name, six under the "Two Pesos" name. There were also 17 Taco Cabana franchise units and three Two Peso licensed units under operation by others.

   Principles   of  Consolidation  -  The  consolidated   financial
   statements include all accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

   Fiscal Year - The Company's accounting period is based upon a 52 or 53 week fiscal year ending on the Sunday closest to December 31. The fiscal years 1994, 1995 and 1996 were comprised of the 52 weeks ending January 1, 1995, December 31, 1995 and December 29, 1996, respectively.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Liquor Sales - To conform to state liquor laws, the liquor licenses are maintained and liquor sales are accounted for by a separate liquor corporation. The liquor corporation pays the Company a management fee based on liquor sales, reimburses the
   Company for its share of operating costs, and pays base and additional rent based on liquor sales. In order to more accurately reflect restaurant operations, all revenues and expenses relating to liquor sales have been included in the consolidated financial statements of the Company.

   Inventory - Inventory is stated at the lower of cost using the first-in, first-out method, or market and consists primarily of food products, beverages and paper supplies.

   Property and Equipment - Property and equipment is stated at cost. Equipment and buildings under capital leases are stated at the lower of the present value of minimum lease payments or fair market value of the asset at the inception of the lease.
   Depreciation   and   amortization   are   provided   using   the
   straight-line method over the estimated useful lives of the assets or the applicable lease term, if less.

   The estimated useful lives used in computing depreciation and amortization are as follows:

      Furniture, fixtures and equipment             2-10 years
      Buildings                                    20-30 years
      Leasehold improvements                        5-30 years


   Maintenance and repairs are charged to expense as incurred; improvements which increase the value of the property and extend the useful life are capitalized.

   Intangible Assets - Goodwill, or the excess of acquisition costs over the fair market value of the assets acquired and liabilities assumed, is amortized using the straight-line method from 25 to 40 years. The trade name and the rights to the Taco Cabana name are amortized using the straight-line method over forty years. Non-compete agreements are amortized using the straight-line method over their estimated useful lives, ranging from five to fifteen years. Management assesses the recoverability of goodwill on the basis of actual and undiscounted, projected cash flows from the restaurants acquired. Should projected cash flows not be sufficient to recover the Company's investment, including any recorded goodwill, management would utilize either a discounted cash flow basis or other determination of current fair value, in order to determine the amount of the impairment.

   Pre-opening  Costs  -  The  costs associated  with  opening  new restaurants are capitalized and amortized over a twelve-month period. Such amounts are net of accumulated amortization of $1.2 million and $4,000 at December 31, 1995 and December 29, 1996, respectively.

   Franchise Income - The Company has sold franchises that give the franchisees the right to operate Taco Cabana restaurants in specified areas. Generally, each franchisee acquires the right to open three or more restaurants. A development fee is recognized as income when the agreement is signed, while the franchise fee on each restaurant is deferred until the opening of the franchised restaurant. In addition, the franchise agreement requires a franchise royalty fee and an advertising fee on gross sales; such fees are recorded as income when earned. In some markets, franchisees pay an additional percentage of gross sales for expanded media coverage in their respective areas.

   Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of amounts due from franchisees and receivables from credit card sales. These risks are limited due to their geographic dispersion. The Company has no significant concentrations of credit risk.

   Income Taxes - Income taxes are recorded using a liability approach based upon currently enacted tax rates. The effect of future changes in tax laws will be recorded, when the laws are enacted.

   Net Income (Loss) Per Share - Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Common stock equivalent shares, which relate to stock options, are included in the weighted average when the effect is dilutive.

   Statements of Cash Flows - For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

   Commitments and Contingencies - The Company does not subscribe to worker's compensation insurance in its Texas market. The Company accrues for claims based on historical actual payments made for such claims and expenses, as well as an evaluation of current and anticipated claims and expenses. The Company does maintain an excess liability coverage which management believes is adequate to cover any substantial claims.

   Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as included in Note 12.


2. LITIGATION SETTLEMENT AND LEGAL PROCEEDINGS

   On  September 13, 1995, a shareholder lawsuit (A.L. Park, et al.
   v.  Taco  Cabana, Inc., et al.) was filed in the  United  States
   District Court for the Western District of Texas (Cause No. SA95CA0847) in September 1995 seeking status as a class action. The lawsuit alleged that the defendants violated federal securities laws by alleged misrepresentations which the plaintiffs claim were designed to artificially inflate the Company's stock price. The suit alleged that the defendants misrepresented the condition of the Company's business, principally with regard to the success of its acquisition of certain Two Pesos restaurants, its future earnings prospects, and its declining sales volume. The allegations cover the time period from April 8, 1993 to September 17, 1994, including public offerings of the Company's stock on July 7, 1993 and December 7, 1993.

   On July 24, 1996, the Company entered into a proposed settlement (the "Settlement"), subject to court approval and certain other conditions. Under the terms of the Settlements, the plaintiffs will receive a total of $6.0 million. The Company's insurance carrier has deposited $3.05 million in cash, and the Company has deposited $2.95 million in cash into an escrow account for such purposes. Additionally, the Company has accrued and paid approximately $450,000 for legal and related expenses incurred in connection with the Settlement.

   The Company denies any liability or wrongdoing in connection with the lawsuit. The Settlement was entered into to avoid continuing distraction of management, reduce overall legal cost liability and exposure to risk of adverse outcome. The Settlement was approved by the U.S. District Court on December 20, 1996.

   In addition, the Company is a party to routine negligence or employment-related litigation in the ordinary course of its business. No such pending matters, individually or in the aggregate, are deemed to be material to the results of operations or financial condition of the Company.


3. SPECIAL CHARGE

   During fiscal 1995 and 1996, the following special charges are included in the Company's financial statements:

                                               Year Ended
                                ---------------------------------------
                                December 31, 1995     December 29, 1996
                                -----------------     -----------------
   Special Charge                  $8,100,000            $2,497,000
   Income tax benefit              (3,000,000)             (747,000)
   Impact on net income (loss)      5,100,000             1,750,000
   Impact on net income (loss)
     per share                          $0.33                 $0.11




   Fiscal 1996 - The Company has a 50% interest in a joint venture which operated three restaurants in the Atlanta market. During the fourth quarter of 1996, the Company decided to write-down its investment in the joint venture and accrue for certain costs associated with the closing of two of the three restaurants operated by the joint venture. This decision resulted in a special charge for $2.5 million pre-tax, $1.7 million after-tax or $0.11 per share. The special charge was comprised of the following:

   Write-down of investment in joint venture             $1,191,000
   Reserve for notes and accounts receivable                268,000
   Estimated lease obligations                              632,000
   Estimated legal and professional fees                    245,000
   Other                                                    161,000
                                                          ---------
   Total                                                 $2,497,000
                                                          =========


   Subsequent to December 29, 1996, two of the three restaurants in the Atlanta market were closed.

   Fiscal 1995 - During the second quarter of 1995, a review of all operations of the Company was performed. The review was precipitated by a change in the Company's core markets, including a decline in average unit volumes and profitability, as well as a change in the Company's senior management.

   Comparable restaurant sales trends softened in the third and fourth quarters of 1994, declining by about 2.9% in the third quarter and 5.9% in the fourth quarter. The decrease continued in the first quarter of 1995, when comparable restaurant sales declined by approximately 10.1%. The decline continued into the second quarter of 1995, which finished with a decline of approximately 7.7%. This decline in sales led to a decline in profitability.

   In late April 1995, Stephen Clark was hired as President and Chief Operating Officer of the Company. After several weeks of analyzing the trends and personnel, Mr. Clark led a comprehensive review of the Company's operations. The review, which took place during May and June 1995, included a detailed review of the existing restaurants including their sales and profitability trends, recent and future marketing plans, development plans for new Company restaurants as well as for franchisees; relationships with current franchisees; and overhead components, including middle and senior level management, office space, non-restaurant assets and bonus pay-outs.

   To reverse the adverse trends in operating results, management began implementing a plan to improve the unit level economics of the Company's restaurants. In particular, the Company created several operations-related positions to design and implement comprehensive labor management and restaurant operating systems; increased the number of operations supervisory positions thus lowering the average number of restaurants each supervisor is responsible for, in order to increase the effectiveness of such positions; redirected its marketing program to increase focus on local store marketing efforts and promotional-based advertising; performed market research to enhance the effectiveness of the Company's marketing programs and to provide improved market data to aid in the design and location of future restaurants; and revised its development criteria, including the construction costs, design factors, menu strategy, and began reviewing the possibility of alternative development (e.g., in-line and other non-traditional construction versus stand-alone restaurants).

   The review described above resulted in the decision to close several restaurants, allow several franchise restaurants to close or revert back to the Company's control, restructure or forgive several franchise-related receivables, make several management personnel changes, sell certain non-restaurant assets, pay certain discretionary bonuses which related to the prior year but were not going to be paid by prior management, restructure the Company's marketing efforts, slow all current Company and franchise development, and write-off certain prepaid costs determined to no longer have future value due to the changes that management planned to make.

   These decisions resulted in the Company's recording a special charge during the second quarter of 1995 of $8.1 million pre-tax , $5.1 million after tax or $0.33 per share which was comprised of:

   *      Market   valuation  adjustments  totaling  $2.7   million
   resulting   from   the  decision  to  close  six   Company-owned
   restaurants and dispose of those restaurant assets;

   * A provision of $1.2 million to record the estimated monthly lease obligation, net of expected sublease receipts, for certain other restaurants which have been closed or were to be closed;

   * Market valuation adjustments totaling $1.2 million to allow for the disposition of certain non-restaurant capital assets, including the Company's principal office and corporate airplanes (most of which assets are owned by the Company, so that the disposition of such assets will generate cash);

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

   As of December 29, 1996, the Company had closed all of the six restaurants identified in the review above and paid costs of approximately $1.3 million that were applied against amounts accrued in the special charge. In addition, the Company sold a portion of the non-restaurant assets discussed above charging the loss of approximately $752,000 to the related accrual and generating cash of $788,000.

4. RESERVE FOR NOTES AND OTHER RECEIVABLES

   During the second quarter of 1995, the decision was made to reserve for notes and other receivables of $3.5 million pre-tax. This reserve included $2.0 million for notes receivable which were outstanding in connection with the sales of restaurants to franchisees. The decision to reserve for these notes was based on discussions held with the franchisees during the second quarter of 1995 and a review of their financial position. Three notes totaling $1.3 million of this amount were reserved due to the fact that the franchisee approached the Company during the second quarter of 1995 and indicated that the devaluation of the Mexican Peso in December 1994 had permanently harmed its restaurants to an extent that they were going to close the restaurants. These restaurants were all closed during 1995. The remaining amount relates to a restaurant whose sales trends continue to erode and there is substantial doubt as to the recoverability of the balance. The reserve amounts were calculated by reducing the outstanding note balances to the estimated value of the underlying collateral and reserving the remaining balance. The restaurants were all in Texas.

   The remaining $1.5 million primarily relates to franchisee receivables. Approximately $250,000 of this amount relates to periodic franchise and royalty fees owed by the franchisees noted above, including interest. An additional $500,000 is reserved due to a franchisee's failure to meet a contractual obligation and make payment on a development agreement during the second quarter of 1995. Approximately $350,000 of the amount relates to periodic royalty fees and franchise fees from a franchisee with whom the Company had been in discussions to acquire its restaurants. Due to the Company's decision to slow all development, the Company broke off these negotiations. The remaining balances, totaling $400,000, include various types of receivables including other franchise amounts, employee receivables and other miscellaneous receivables.


5. ACCOUNTS AND NOTES RECEIVABLE

   Accounts and notes receivable consisted of the following:

                                       December 31,      December 29,
                                          1995               1996

Trade receivables:
  Royalties                            $  696,000        $  668,000
  Other                                   510,000           451,000
Notes receivable-current portion          379,000           250,000
Employees                                 176,000            18,000
Related party                             132,000                 -
                                       ----------        ----------
Total                                   1,893,000         1,378,000
Less allowance for doubtful accounts     (517,000)         (595,000)
                                       ----------        ----------
Accounts receivable, net               $1,376,000        $  792,000
                                        =========         =========

Notes receivable - noncurrent:
  Franchisees                          $1,552,000        $1,470,000
  Other                                    93,000             4,000
                                        ---------         ---------
Total                                   1,645,000         1,474,000
Less allowance for uncollectible notes   (865,000)         (736,000)
                                        ---------         ---------
Notes receivable, net                  $  780,000        $  738,000
                                        =========         =========


   Notes receivable from franchisees approximate fair value because the underlying instrument states an interest rate that approximates current market rates. The Company's allowance for doubtful accounts is reflected as a reduction of receivables in the consolidated balance sheets. The following table reconciles the change in the Company's allowance for doubtful accounts:

                                        December 31,     December 29,
                                            1995            1996

Balance at beginning of year            $         -      $  517,000
Reserve for doubtful accounts               517,000          78,000
                                         ----------       ---------
Balance at end of year                  $   517,000      $  595,000
                                         ==========       =========


6. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net, consisted of the following:

                                           December 31,    December 29,
                                              1995             1996
Property and Equipment:
  Land                                   $20,731,000       $20,507,000
  Furniture, fixtures and equipment       42,805,000        48,504,000
  Leasehold improvements                  17,094,000        19,048,000
  Buildings                               15,569,000        16,587,000
  Construction in progress                   300,000           178,000
                                          ----------        ----------
  Total                                   96,499,000       104,824,000
Less accumulated depreciation and
  amortization                           (13,977,000)      (20,348,000)
                                          ----------       -----------

  Total                                   82,522,000        84,476,000
                                          ----------       -----------
Property and Equipment Held Under
  Capital Leases:
  Buildings                                6,178,000         5,780,000
  Less accumulated amortization           (1,005,000)       (1,293,000)
                                          ----------       -----------
  Total                                    5,173,000         4,487,000
                                          ----------       -----------

Property and Equipment, net              $87,695,000       $88,963,000
                                          ==========        ==========


   At December 29, 1996, the Company had three restaurants and one office building held for sale. The total carrying amount of these assets are $3.1 million which management estimates to be the net proceeds from the disposition of these assets. See Note 3.

7. INTANGIBLE AND OTHER ASSETS

   Intangible and other assets consisted of the following:

                                          December 31,    December 29,
                                              1995            1996

Intangible assets:
  Goodwill                                $48,048,000     $48,048,000
  Noncompetition agreements                 2,500,000       2,500,000
  Trade name                                1,564,000       1,571,000
                                           ----------      ----------
  Total                                    52,112,000      52,119,000
Less accumulated amortization              (5,074,000)     (6,725,000)
                                           ----------      ----------
Intangible assets, net                    $47,038,000     $45,394,000
                                           ==========      ==========

Other assets:
  Deposits                                $   341,000     $   290,000
  Prepaid leases                              482,000         208,000
  Investment in joint venture                 686,000               -
  Other                                       111,000          43,000
                                           ----------      ----------
Other assets                              $ 1,620,000     $   541,000
                                           ==========      ==========




8. ACCRUED LIABILITIES

   Accrued liabilities consisted of the following:

                                            December 31,     December 29,
                                               1995              1996

Closed store lease obligations              $  579,000       $  845,000
Payroll related                              1,061,000          777,000
Severance                                      319,000          474,000
Property taxes                                 325,000          429,000
Employee injury                                307,000          200,000
Restaurant expenses                            127,000           91,000
Acquisition costs                              684,000           25,000
Other                                          462,000          330,000
                                             ---------        ---------
Total                                       $3,864,000       $3,171,000
                                             =========        =========

9. LEASES

   Operating Leases - The Company leases restaurant facilities under non-cancelable operating leases with initial terms ranging from three to twenty years with options to renew. The future minimum lease commitments under all non-cancelable lease obligations as of December 29, 1996 were as follows:

         1997                     $ 8,283,000
         1998                       8,577,000
         1999                       8,754,000
         2000                       8,462,000
         2001                       7,960,000
         Thereafter                52,480,000
                                   ----------
         Total                    $94,516,000
                                   ==========



   The total rental expense for operating leases for 1994, 1995 and 1996 was approximately $7.0 million, $6.9 million and $8.4 million, respectively, including additional rents of approximately $458,000, $467,000 and $376,000, respectively.

   The Company remains contingently liable on three operating leases which were assigned to the purchasers of units previously sold or closed. Future minimum lease commitments under these contingent obligations approximate $292,000 in 1997, and $303,000 in 1998 through 2001. Thereafter, the total minimum lease payments are approximately $3.2 million. The Company assesses the probability of its having to assume primary liability under these assignments as part of its ongoing assessment of franchisee relationships.

   Capital Leases - The Company leases certain buildings under capital lease agreements with third parties. The leases have fifteen and twenty year terms. Future minimum lease payments under the capital leases and the net present value of the minimum lease payments at December 29, 1996 were:

   Years ending:
   1997                                              $ 630,000
   1998                                                642,000
   1999                                                650,000
   2000                                                656,000
   2001                                                634,000
   Thereafter                                        2,934,000
                                                     ---------
   Total minimum lease payment                       6,146,000
   Less amount representing interest at 9% to 13%    1,906,000
                                                     ---------
   Net present value of minimum lease payments       4,240,000
   Less current portion                                199,000
                                                     ---------
   Long-term portion of capital leases              $4,041,000
                                                     =========


   In addition to the minimum lease payments, several of the leases have a contingent rental based on 5% to 6% of gross sales, if such amounts exceed minimum rent. No payments have been made under these agreements. Furthermore, certain leases have been guaranteed by a stockholder of the Company.


10.LONG-TERM DEBT

   Long-term debt consisted of the following notes payable bearing interest at the prime rate of 8.25% at December 29, 1996:

                                                December 31,    December 29,
                                                    1995           1996

Note payable to a bank, collateralized by
  certain restaurant assets, due in monthly
  installments of principal and interest
  through January 2002                         $ 9,341,000      $  6,101,000

Note payable to a bank, unsecured, due in
  monthly installments of principal and
  interest through April 2000                    2,603,000         2,189,000

Note payable to a corporation, collateralized
  by certain restaurants, due in monthly
  installments of principal and interest
  through September 1998                           742,000           513,000
                                               -----------       -----------
  Total                                         12,686,000         8,803,000

Less current maturities                          1,898,000         2,210,000
                                               -----------       -----------

Long-term debt, net                            $10,788,000       $ 6,593,000
                                               ===========       ===========



   The future minimum payments of long-term debt outstanding at December 29, 1996 were as follows:

   Years ending:
   1997                              $2,210,000
   1998                               2,341,000
   1999                               2,231,000
   2000                               2,021,000
                                      ---------
   Total                             $8,803,000
                                      =========


   The amounts stated in the Company's consolidated balance sheets for long-term debt approximate fair value because the underlying note payable balance fluctuates frequently or it is at a fixed rate approximating current market rates.


11.LINE OF CREDIT

   During 1995, the Company signed two secured credit facilities totaling $20.0 million including a $5.0 million revolving line of credit. The commitments are due to expire on January 31, 1999. Interest on funds borrowed under the facilities are charged at the New York prime rate which was 8.25% at December 29, 1996. The credit facilities are secured by the stock of a subsidiary company. The facilities contain certain covenants, including cash flow to fixed charges ratio, minimum net worth, debt to tangible net worth ratio, and intangible assets to net worth ratio requirements. During the year ended December 29, 1996, the Company was in compliance with all such covenants. At December 29, 1996, the Company had approximately $11.1 million available for cash borrowings under these credit facilities.


12.STOCKHOLDERS' EQUITY AND STOCK OPTIONS

   Stock Options - The Company has stock option plans (the "Plans") for employees, outside directors, and advisors of the Company covering 2,000,000 shares of the Company's common stock. Options under such plans principally are exercisable beginning one to ten years from the grant date. The Plans terminate in 2000 and in 2004. The Plans are administered by a committee of outside members of the Board of Directors. In addition, certain directors were awarded non-qualified stock options pursuant to the terms of separate compensation agreements. At December 29, 1996, there were 23,658 shares available for issuance upon exercise of options that may be granted in the future. Options outstanding are as follows:

                                                         Weighted
                                                          Average
                                        Total Options    Exercise
                                          Outstanding      Price

Options outstanding, January 1, 1994       946,819       $ 6.03
  Granted                                  712,431        13.60
  Exercised                               (574,467)        1.91
  Expired or canceled                     (184,783)       13.53
                                          --------
Options outstanding, January 1, 1995       927,000       $11.80
  Granted                                  938,125         5.41
  Exercised                               (120,000)        3.14
  Expired or canceled                     (692,000)       13.20
                                          --------
Options outstanding, December 31, 1995   1,053,125       $ 6.40
  Granted                                  231,250         6.30
  Exercised                                (25,375)        4.85
  Expired or canceled                     (147,500)        5.36
                                          --------
Options outstanding, December 29, 1996   1,111,500       $ 6.18
                                         =========
Options exersisable, December 29, 1996     427,881       $ 5.39
                                         =========





   For the options outstanding at December 29, 1996, the weighted average remaining life and exercise price of these outstanding options were 18 months and $6.33, respectively. In addition, the weighted average exercise price of options granted during 1996 was $6.38.

   SFAS No. 123, Accounting for Stock-Based Compensation, allows for the election to continue to use Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has evaluated SFAS No. 123 and intends to continue following APB Opinion No. 25 for expense recognition purposes. The pro-forma compensation expense, net income and earnings per share which were calculated as if SFAS No. 123 had been applied are as follows:

                                 January 1,   December 31,   December 29,
                                    1995         1995           1996
   Pro Forma

   Compensation expense          $  433,000   $  669,000     $  741,000
   Net income                     8,247,000   (4,220,000)       237,000
   Income (loss) per share       $     0.53   $    (0.27)    $     0.01



   The Black-Scholes option pricing model was used to determine the above pro-forma information. The calculations relied upon estimates of the volatility of the Company's stock and expected dividends, as well as determinations of a risk-free interest rate and expected life of the options. A volatility rate of 49.0% was used for options issued prior to 1994, 37.5% was used for options issued during 1994 and 36.0% was used for options issued during 1995 through 1996. Dividends were estimated at zero. The discount rate charged on loans to depository institutions by the Federal Reserve Bank was used as the risk-free interest rate. The discount rate was 5.0% throughout 1996, and varied from a low of 3.0% to a high of 6.5% for the time periods which affected the calculations above. In some cases, the life of the Company's options was specifically stated as two years, otherwise, the life is expected to be three years.

   Preferred  Stock Purchase Rights - In June 1995,  the  Company's
   Board of Directors declared a distribution of one preferred stock purchase right for each share of the Company's common stock. The rights were distributed on June 20, 1995 to stockholders of record as of the close of business on that day. Each right will entitle the holder to buy 1/100 of a share of a newly authorized Series A preferred stock at an exercise price of $37.50 per right. The rights become exercisable on the tenth day after public announcement that a person or group has acquired 15% or more of the Company's common stock. The rights may be redeemed by the Company prior to becoming exercisable by action of the Board of Directors at a redemption price of $0.01 per right. If the Company is acquired in a merger or other business combination transaction in which it is not the surviving corporation, each right will entitle its holder to purchase stock of the acquiring company having a market value of twice the exercise price. In the event that the Company is the surviving corporation, each right will entitle its holder to purchase the Company's common stock having a market value of twice the exercise price of each right. At December 29, 1996, there were 15,706,537 rights outstanding.


   Preferred Stock - In June 1995, the Company authorized 100,000 shares of Series A, preferred stock with a par value of $0.01 per share. As of December 29, 1996, there were no shares outstanding.


13.INCOME TAXES

   The provision (benefit) for income taxes differs from the amount computed using statutory rates as shown below:

                                                Year Ended
                                    ---------------------------------------
                                    January 1,   December 31,   December 29,
                                       1995        1995            1996

Federal income tax at statutory
  rate                              $4,656,000   $(2,049,000)   $530,000
State income taxes                     285,000       (87,000)     39,000
Other                                 (157,000)      (94,000)    285,000
                                     ---------    ----------     -------
  Total                             $4,784,000   $(2,230,000)   $854,000
                                     =========    ===========    =======




The provision (benefit) for income taxes is comprised of the following:

                                                 Year Ended
                                    ---------------------------------------
                                    January 1,   December 31,   December 29,
                                       1995         1995           1996

    Current                         $3,564,000   $(1,844,000)   $404,000
    Deferred                         1,220,000      (386,000)    450,000
                                     ---------    ----------     -------
      Total                         $4,784,000   $(2,230,000)   $854,000
                                     =========    ==========     =======

   Deferred income taxes and benefits are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Significant deferred tax assets and liabilities are as follows:

                                                    Year Ended

                                           December 31,       December 29,
                                              1995                1996

Current:
Deferred Federal Tax Assets:
  Workmen's compensation claims            $  165,000         $  194,000
  Investment in joint venture                       -            879,000
  Accounts receivable                         178,000            211,000
  Charitable contributions                          -             32,000
  Net operating loss carryforward             324,000            558,000
                                            ---------          ---------
Total                                         667,000          1,874,000
                                            ---------          ---------
Deferred Federal Tax Liabilities -
  Pre-opening costs                          (170,000)           (46,000)
  State taxes                                       -             (1,000)
                                            ---------          ---------
Total                                        (170,000)           (47,000)
                                            ---------          ---------
Net Current Deferred Tax Asset             $  497,000         $1,827,000
                                            =========          =========

Noncurrent:
Deferred Federal Tax Assets:
  Net operating loss carryforward          $1,517,000         $1,598,000
  Tax credit carryforward                     178,000            627,000
  Notes receivable                            464,000            261,000
  Media and production                        208,000            202,000
  Closed stores                                81,000            (83,000)
  State taxes                                 (11,000)           160,000
  Alternative minimum tax                           -          1,056,000
                                            ---------          ---------
Total                                       2,437,000          3,821,000
                                            ---------          ---------
Deferred Federal Tax Liabilities:
  Franchise/start-up costs                     (9,000)                 -
  Deferred rent                              (975,000)        (1,505,000)
  Fixed and intangible assets              (3,318,000)        (5,961,000)
                                            ---------          ---------
Total                                      (4,302,000)        (7,466,000)
                                            ---------          ---------
Net Noncurrent Deferred Tax Liability     $(1,865,000)       $(3,645,000)
                                           ==========         ==========
Net Deferred Tax Liability                $(1,368,000)       $(1,818,000)
                                           ==========         ==========



   At December 29, 1996, the Company had net operating loss, alternative minimum tax and general business tax credit carry-forwards of approximately $6.1 million, $1.1 million and $627,000, respectively. A portion of the above carry-forwards resulted from the acquisition of Two Pesos; the Company was allowed to utilize the net operating loss of $5.4 million and tax credit carry-forwards of $178,000 of Two Pesos that existed at the date of acquisition. However, these carry-forwards may only offset the post-acquisition taxable income and tax liability of the Company's subsidiary that acquired Two Pesos. In addition, because of the change in ownership, the net operating loss carry-forward utilization is further limited to approximately $953,000 per year, and the tax credit carry-forward acquired from Two Pesos is limited each year to the tax equivalent of any remaining portion of the net operating loss limitation. The net operating loss and tax credit carry-forwards begin to expire in 2003 and 2000, respectively.

   The alternative minimum tax credit carry-over and the remaining general business credit carry-over resulted from prior-year losses which were carried back three preceding tax years. These credits are available to offset future taxable income. The general business credit begins to expire in 2007. The alternative minimum tax credit has no expiration date.


14.ACQUISITION LIABILITIES

   The Company establishes acquisition liabilities, as necessary, in connection with the purchase method of accounting for restaurants and other assets it acquires. Such liabilities are primarily related to leases that were at terms less favorable than market rates prevailing at the acquisition date and anticipated restaurant closure costs, if any.

   The liability established for leases in excess of the prevailing market were based on current market rental rates at the date of acquisition as compared to the terms of the leases acquired. This liability is being amortized as a reduction of occupancy expense over the remaining term of the applicable leases. The total amount of this reserve was $2.0 million and $1.8 million, at December 31, 1995 and December 29, 1996, respectively. During 1996, approximately $157,000 of the balance was amortized in this manner.

   The remaining balance relates to reserves established for the closure of certain acquired restaurants. These restaurants were anticipated to be closed at the time of acquisition. The amounts reserved were equal to the value assigned to the building and equipment acquired, less any anticipated salvage value, plus an amount estimated to terminate the lease prior to its expiration date. The total amount of this reserve was $4.5 million and $2.8 million, at December 31, 1995 and December 29, 1996, respectively. During 1995 and 1996, approximately $2.4 million and $1.7 million, respectively, of this reserve was utilized in the closure of restaurants. No gain or loss was recorded on any of these transactions.

15.QUARTERLY FINANCIAL DATA (Unaudited)

                                        Quarter Ended
                     ---------------------------------------------------
                       April 2,     July 2,      Octoer 1,   December 31,
                        1995        1995(1)        1995         1995

Total revenues       $32,837,000  $36,935,000   $35,668,000   $33,093,000
Gross profit          22,463,000   25,113,000    24,214,000    22,660,000

Net income (loss)
  applicable to
  common stock         1,038,000   (6,028,000)      751,000       441,000

Net income (loss)
  per share of
  common stock      $       0.07  $     (0.39)  $      0.05   $      0.03

Average common and
  common equivalent
  shares outstanding  15,746,087   15,564,162    15,723,263    15,730,854


                                      Quarter Ended
                      ---------------------------------------------------
                        March 31,    June 30,     September 29,  December 29,
                          1996       1996 (2)         1996         1996 (1)

Total revenues        $31,264,000  $35,308,000    $33,810,000    $31,814,000
Gross profit           21,562,000   24,234,000     23,040,000     22,024,000

Net income (loss)
  applicable to
  common stock            734,000     (533,000)     1,220,000       (698,000)

Net income (loss)
  per share of
  common stock        $     0.05   $     (0.04)    $     0.08    $     (0.04)

Average common and
  common equivalent
  shares outstanding   15,867,382   15,687,689      16,014,352    15,703,412


(1)  See Notes 3 and 4 for discussion of charges recorded in these quarters.
(2)  See Note 2 for discussion of charge recorded in this quarter.