Form 10-Q
period 1997-03-30
TACO CABANA INC
filed 1997-05-12
CIK 891082

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.

                            FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 1997

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

           Yes   X                         No

           Indicate the number of shares of each of the issuer's classes of common stock as of the latest practicable date:

                 Class          Outstanding at May 1, 1997
             ------------       --------------------------
             Common Stock           15,706,537 shares



                        TACO CABANA, INC.
                              INDEX


                                                          Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

Condensed Consolidated Balance Sheets at March 30, 1997        3
  and December 29, 1996

Condensed Consolidated Statements of Income for the            4
  Thirteen Weeks Ended March 30, 1997 and March 31, 1996

Condensed Consolidated Statements of Cash Flows for the        5
  Thirteen Weeks Ended March 30, 1997 and March 31, 1996

Notes to Condensed Consolidated Financial Statements           6


Item 2.  Management's Discussion and Analysis of Financial     7
  Condition and Results of Operations


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 6. Exhibits and Reports on Form 8-K                      12

Signature                                                     13






                        TACO CABANA, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                       December 29,     March 30,
                                           1996           1997
                                       ------------     ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $    748,000   $  2,028,000
Receivables, net                             792,000        891,000
Inventory                                  1,858,000      2,059,000
Prepaid expenses                           1,353,000      1,269,000
Pre-opening costs, net                       129,000        232,000
Income taxes receivable                      363,000        441,000
Deferred income taxes                      1,827,000      2,215,000
                                         -----------    -----------
  Total current assets                     7,070,000      9,135,000

PROPERTY AND EQUIPMENT, net               88,963,000     88,842,000
NOTES RECEIVABLE, net                        738,000        617,000
INTANGIBLE ASSETS, net                    45,394,000     45,053,000
OTHER ASSETS                                 541,000        523,000
                                         -----------    -----------
TOTAL                                   $142,706,000   $144,170,000
                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                        $  4,181,000   $  3,584,000
Accrued liabilities                        3,171,000      2,147,000
Current maturities of long-term debt
  and capital leases                       2,409,000      2,495,000
Line of credit                               625,000      3,200,000
                                         -----------    -----------
  Total current liabilities               10,386,000     11,426,000

LONG-TERM OBLIGATIONS, net of current
  maturities:
Capital leases                             4,041,000      3,986,000
Long-term debt                             6,593,000      5,977,000
                                         -----------    -----------
Total long-term obligations               10,634,000      9,963,000
                                         -----------    -----------
ACQUISITION LIABILITIES                    4,212,000      4,197,000
DEFERRED LEASE PAYMENTS                      657,000        475,000
DEFERRED INCOME TAXES                      3,645,000      4,381,000

STOCKHOLDERS' EQUITY:
Common stock                                 157,000        157,000
Additional paid-in capital                97,095,000     97,095,000
Retained earnings                         15,920,000     16,476,000
                                         -----------    -----------
  Total stockholders' equity             113,172,000    113,728,000
                                         -----------    -----------
TOTAL                                   $142,706,000   $144,170,000
                                         ===========    ===========

    See Notes to Condensed Consolidated Financial Statements.



                        TACO CABANA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)



                                  For the Thirteen Weeks Ended
                                  ----------------------------
                                      March 31,    March 30,
                                        1996          1997
                                  --------------   -----------

REVENUES:
Restaurant sales                     $31,119,000   $30,100,000
Franchise fees and royalty income        145,000        86,000
                                      ----------    ----------
  Total revenues                      31,264,000    30,186,000
                                      ----------    ----------
COSTS AND EXPENSES:
Restaurant cost of sales               9,702,000     9,162,000
Labor                                  8,176,000     8,086,000
Occupancy                              2,051,000     2,047,000
Other restaurant operating costs       5,658,000     5,476,000
General and administrative             1,732,000     1,792,000
Depreciation and amortization          2,367,000     2,490,000
                                      ----------    ----------
  Total costs and expenses            29,686,000    29,053,000
                                      ----------    ----------
INCOME FROM OPERATIONS                 1,578,000     1,133,000
                                      ----------    ----------
INTEREST EXPENSE, NET                   (412,000)     (250,000)
                                      ----------    ----------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                         1,166,000       883,000

PROVISION FOR INCOME TAXES              (432,000)     (327,000)
                                      ----------    ----------
NET INCOME                           $   734,000   $   556,000
                                      ==========    ==========

NET INCOME PER SHARE                 $      0.05   $      0.04
                                      ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING   15,867,382    15,706,537
                                      ==========    ==========


    See Notes to Condensed Consolidated Financial Statements.




                        TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                      For the Thirteen Weeks Ended
                                      ----------------------------
                                           March 31,     March 30,
                                              1996          1997
                                      --------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $   734,000    $  556,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization            2,367,000     2,490,000
    Deferred income taxes                      453,000       348,000
    Capitalized interest                             -       (21,000)
    Changes in operating working capital
      items                                 (2,406,000)   (1,521,000)
                                            ----------    ----------
Net cash provided by operating activities    1,148,000     1,852,000
                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (1,050,000)   (2,562,000)
Investment in joint venture                   (250,000)             -
                                            -----------   -----------
Net cash used for investing activities      (1,300,000)   (2,562,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit                  730,000     2,949,000
Principal payments under long-term debt       (446,000)     (911,000)
Principal payments under capital leases        (47,000)      (48,000)
Exercise of stock options                        6,000             -
                                            ----------    ----------
Net cash provided by financing activities      243,000     1,990,000
                                            ----------    ----------

NET INCREASE IN CASH                            91,000     1,280,000

CASH AND CASH EQUIVALENTS, beginning of
  period                                     2,749,000       748,000
                                            ----------    ----------

CASH AND CASH EQUIVALENTS, end of period  $  2,840,000  $  2,028,000
                                           ===========    ==========

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

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

Recently Issued Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which is required to be adopted by the Company in the reporting period ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has determined there would be no impact of SFAS 128 on the calculation of earnings per share for the quarter ended March 30, 1997.

2.  Earnings per Share

Net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Common stock equivalent shares, which relate to stock options, are included in the weighted average when the effect is dilutive.

3.   Supplemental Disclosure of Cash Flow Information



                                            Thirteen Weeks Ended
                                           -----------------------
                                           March 31,     March 30,
                                             1996           1997
                                           ----------    ----------
                                           (Unaudited)   (Unaudited)

Cash paid for interest                     $   337,000    $   211,000
Interest capitalized on construction
  costs                                              -         21,000




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio, Texas. As of May 1, 1997, the Company had 107 Company-owned restaurants and 14 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and royalty income contributing less than 1% of total revenues for the first quarter of the 1997 fiscal year.

During the thirteen weeks ended March 30, 1997, the Company opened two non-traditional restaurants located within H-E-B grocery stores. Additionally, a franchisee of the Company closed one restaurant, and a franchisee of the Company, in which the Company has a joint-venture interest, closed two restaurants. Subsequent to March 30, 1997, the Company opened one free-standing restaurant.
The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.

                                       Thirteen Weeks Ended
                                      ----------------------
                                       March 31,   March 30,
                                         1996        1997
                                      ----------   ---------
Income Statement Data:
REVENUES:
Restaurant sales                          99.5%       99.7%
Franchise fees and royalty income          0.5         0.3
                                         -----       -----
Total revenues                           100.0%      100.0%
                                         =====       =====
COSTS AND EXPENSES:
  Restaurant cost of sales (1)            31.2%       30.4%
  Labor (1)                               26.3        26.9
  Occupancy (1)                            6.6         6.8
  Other restaurant operating costs (1)    18.2        18.2
  General and administrative costs         5.5         5.9
  Depreciation and amortization            7.6         8.2
                                         -----       -----
INCOME FROM OPERATIONS                     5.0         3.8

INTEREST EXPENSE                          (1.3)       (0.8)
                                         -----       -----
INCOME BEFORE INCOME TAXES                 3.7         2.9

PROVISION FOR INCOME TAXES                (1.4)       (1.1)
                                         -----       -----
NET INCOME                                 2.3%        1.8%
                                         =====       =====
Restaurant Data:
Company-owned restaurants:
  Beginning of period                     106          104
  Opened                                    -            2
  Closed                                   (2)           -
                                         -----       -----
  End of period                           104          106

FRANCHISED RESTAURANTS (2):                22           14
                                        -----        -----
TOTAL RESTAURANTS:                        126          120
                                        =====        =====



(1) Percentage is calculated based upon restaurant sales.
(2) Excludes Two Pesos licensed restaurants.



The Thirteen Weeks Ended March 30, 1997 Compared to the Thirteen
Weeks Ended March 31, 1996

Restaurant Sales. Restaurant sales decreased by $1.0 million, or 3.3%, to $30.1 million for the first quarter of 1997 from $31.1 million for the first quarter in 1996. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, decreased 4.2%.
Comparable store sales in the Company's core markets of San Antonio, Austin, Houston and Dallas, which represent over 90% of the Company's sales volume, decreased 2.2%. Management attributes much of the decline in sales in its core markets to inclement weather conditions and a decrease in advertising during the first quarter of 1997 compared to the first quarter of 1996.

Franchise  Fees and Royalty Income.  Franchise and  royalty  fees decreased by $59,000 to $86,000 for the first quarter of 1997 compared to the first quarter of 1996, due primarily to a decrease in franchise royalties. This decrease was due to a decrease in the number of franchise restaurants open during the first quarter in 1997 compared to the first quarter in 1996.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.4% in the first quarter of 1997 from 31.2% for the first quarter of 1996. The decrease was due primarily to the negotiation of favorable commodity prices during 1996 as well as continued operational emphasis on this area.

Labor. Labor costs calculated as a percentage of restaurant sales increased to 26.9% during the first quarter of 1997 from 26.3% for the same period in 1996. The increase is due to the impact from the federal minimum wage increase in October 1996, as well as lower average unit volumes and an increase in wages paid to restaurant management trainees during the first quarter of 1997 compared to the first quarter of 1996.

Occupancy. Occupancy costs decreased slightly during the first quarter of 1997 compared to the first quarter of 1996. As a percentage of restaurant sales, occupancy costs increased to 6.8% in the first quarter of 1997 compared to 6.6% in the first quarter of 1996, due to decreased sales at the restaurant level.

Other Restaurant Operating Costs. Other restaurant operating costs decreased to $5.5 million in the first quarter of 1997 compared to $5.7 million in the first quarter of 1996. The decrease is due to management's continued focus on unit level operations and decreased sales at the restaurant level. As a percentage of restaurant sales, other restaurant operating costs remained constant at 18.2% for the first quarter of 1997 and for the first quarter of 1996.

General and Administrative. General and administrative expenses increased to $1.8 million from $1.7 million, and increased as a percentage of total revenues to 5.9% for the first quarter of 1997 from 5.5% for the comparable period in 1996. This increase was primarily attributable to the addition of corporate support staff, as well as an increased level of expenditures to support the Company's operations.


Depreciation and Amortization. Depreciation and amortization expense consisted of the following:

                                      Thirteen Weeks Ended
                                     -----------------------
                                     March 31,     March 30,
                                       1996           1997
                                     ---------    ----------
                                    (Unaudited)   (Unaudited)

Depreciation of property and
  equipment                          $ 1,647,000   $ 2,035,000
Amortization of intangible assets        404,000       416,000
Amortization of pre-opening costs        316,000        39,000


Depreciation expense increased by approximately $388,000 for the quarter ended March 30, 1997 compared to the quarter ended March 31, 1996. The increase was primarily due to capital expenditures on existing restaurants during 1996. Amortization of pre-opening expenses decreased by approximately $277,000 in the first quarter of 1997 compared to the first quarter of 1996, due to the decrease in the number of stores opened during the most recent twelve-month period compared to the twelve-month period ended March 31, 1996.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, decreased to $250,000 in the first quarter of 1997 from $412,000 in the first quarter of 1996, primarily as a result of the repayment of $4.0 million of the Company's outstanding borrowings during the twelve months ended March 30, 1997. In addition, the Company capitalized $21,000 of interest related to new restaurant construction. No interest was capitalized during the first quarter of 1996. The Company earned $31,000 of interest income during the first quarter of 1997 on cash balances, compared to $40,000 of interest income during the first quarter of 1996. The decrease was due to a reduction in short-term investments during 1996.

Net Income and Earnings Per Share. Net income decreased to $556,000 for the first quarter of 1997 from $734,000 for the same period in 1996. Net income was 1.8% of total revenues for the first quarter in 1997 compared to 2.3% in the first quarter of 1996. Earnings per share was $0.04 for the first quarter of 1997 compared to $0.05 in the same period of 1996. Management believes that the decrease is largely due to lower sales at Company-owned restaurants.

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $20.0 million, including a $5.0 million unsecured revolving line of credit. As of May 1, 1997, $8.7 million had been used under these facilities.

Net cash provided by operating activities was $1.9 million for the thirteen weeks ended March 30, 1997, and $1.1 million for the thirteen weeks ended March 31, 1996. Management attributes much of the change to a reduction in cash utilized for accrued and acquisition liabilities during the first quarter of 1997 compared to the first quarter of 1996.

Net cash used in investing activities was $2.6 million for the thirteen weeks ended March 30, 1997, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants. This compares to $1.3 million for the thirteen weeks ended March 31, 1996, representing primarily capital expenditures for improvements to existing restaurants and an investment of $250,000 in the Company's joint venture.

The special charge recorded in the second quarter of 1995 included an accrual of approximately $1.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $198,000 in the first quarter of 1997. Several of the restaurants which have been closed, as well as the Company's previous corporate offices, are currently for sale. Although there can be no assurance of the particular price at which any of such properties will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $387,000 during the first quarter of 1997.

The  special  charge recorded during the fourth quarter  of  1996 included an accrual of approximately $1.0 million for the estimated lease obligations, legal and professional costs and other costs associated with the closing of two of the three restaurants operated by a joint venture in which the Company has a 50% interest. Cash requirements for this accrual were approximately $25,000 in the first quarter of 1997.

On April 16, 1997 the Company's Board of Directors approved a plan to repurchase up to 1,500,000 shares of the Company's common stock. The timing, price, quantity and manner of purchases will be made at the discretion of management and will depend on market conditions. The Company will fund the repurchase program through available bank credit facilities as well as the liquidation of the Company's short term investment portfolio.

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

Forward-Looking Statements

Statements in this quarterly report, including those contained in the foregoing discussion and other items herein, concerning the Company which are (a) projections of revenues, capital expenditures or other financial items, (b) statements of plans and objectives for future operations, (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices; actions of our customers and competitors; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigations or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period covered by this report.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 12, 1997     Taco Cabana, Inc.




                         /s/ David G. Lloyd
                         ----------------------------
                         David G. Lloyd
                         Senior Vice President, Chief
                         Financial Officer,  Secretary and
                         Treasurer




                         Signing on behalf of the registrant
                         and as the principal financial and
                         accounting officer