Form 10-Q
period 1997-06-29
TACO CABANA INC
filed 1997-08-13
CIK 891082

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.


                            FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 1997

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

                 Class        Outstanding at August 8 , 1997
             Common Stock           14,826,537 shares



                        TACO CABANA, INC.
                              INDEX


                                                          Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 29, 1997     2
  and December 29, 1996

Condensed Consolidated Statements of Operations for the    3
  Thirteen Weeks Ended June 29, 1997 and June 30, 1996

Condensed Consolidated Statements of Operations for the    4
  Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996

Condensed Consolidated Statements of Cash Flows for the    5
  Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996

Notes to Condensed Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of          7-14
Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


Items 1 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 6. Exhibits and Reports on Form 8-K                 15

Signature


                        TACO CABANA, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                       December 29,     June 29,
                                           1996           1997
                                       ------------     ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $    748,000   $     26,000
Receivables, net                             792,000        603,000
Inventory                                  1,858,000      2,131,000
Prepaid expenses                           1,353,000      1,377,000
Pre-opening costs, net                       129,000        266,000
Federal income taxes receivable              363,000        520,000
Deferred income taxes                      1,827,000      1,457,000
                                          ----------      ---------
  Total current assets                     7,070,000      6,380,000

PROPERTY AND EQUIPMENT, net               88,963,000     90,921,000
NOTES RECEIVABLE, net                        738,000        703,000
INTANGIBLE ASSETS, net                    45,394,000     44,657,000
OTHER ASSETS                                 541,000        512,000
                                         -----------     ----------
TOTAL                                   $142,706,000   $143,173,000
                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                        $  4,181,000   $  3,986,000
Accrued liabilities                        3,171,000      2,422,000
Current maturities of long-term debt
 and capital leases                        2,409,000      2,637,000
Line of credit                               625,000      3,039,000
                                          ----------     ----------
  Total current liabilities               10,386,000     12,084,000

LONG-TERM OBLIGATIONS, net of current
  maturities:
Capital leases                             4,041,000      3,929,000
Long-term debt                             6,593,000      5,299,000
                                          ----------      ---------
Total long-term obligations               10,634,000      9,228,000

ACQUISITION LIABILITIES                    4,212,000      4,017,000
DEFERRED LEASE PAYMENTS                      657,000        513,000
DEFERRED INCOME TAXES                      3,645,000      4,176,000

STOCKHOLDERS' EQUITY:
Common stock                                 157,000        157,000
Additional paid-in capital                97,095,000     97,095,000
Retained earnings                         15,920,000     17,352,000
Less:  Treasury stock at cost
  (360,000 shares)                                -      (1,449,000)
                                         -----------     ----------
Total stockholders' equity               113,172,000    113,155,000
                                         -----------    -----------
TOTAL                                   $142,706,000   $143,173,000
                                         ===========    ===========


    See notes to Condensed Consolidated Financial Statements.




                        TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)



                                      For the Thirteen Weeks Ended
                                      ----------------------------
                                      June 30,      June 29,
                                        1996          1997
                                      -------       ---------

REVENUES:
Restaurant sales                     $35,174,000   $34,104,000
Franchise fees and royalty income        134,000        96,000
                                     -----------    ----------

  Total revenues                      35,308,000    34,200,000
                                     -----------    ----------

COSTS AND EXPENSES:
Restaurant cost of sales              11,074,000    10,572,000
Labor                                  9,064,000     9,292,000
Occupancy                              2,045,000     2,052,000
Other restaurant operating costs       6,284,000     6,276,000
General and administrative             1,585,000     1,782,000
Depreciation and amortization          2,216,000     2,570,000
Litigation Settlement                  3,400,000             -
                                      ----------    ----------

  Total costs and expenses            35,668,000    32,544,000
                                     -----------    ----------

INCOME (LOSS) FROM OPERATIONS           (360,000)    1,656,000
                                     -----------    ----------

INTEREST EXPENSE, NET                   (356,000)     (265,000)
                                     -----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES       (716,000)    1,391,000

BENEFIT (PROVISION) FOR INCOME
  TAXES                                  163,000      (515,000)
                                     -----------     ---------

NET INCOME (LOSS)                    $   553,000   $   876,000
                                      ==========    ==========

NET INCOME (LOSS) PER SHARE          $      0.04   $      0.06
                                      ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING   15,687,689    15,680,713
                                      ==========    ==========

    See notes to Condensed Consolidated Financial Statements.





                          TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)




                                    For the Twenty-Six Weeks Ended
                                    ------------------------------
                                     June 30,       June 29,
                                       1996           1997
                                     --------       ---------
REVENUES:
Restaurant sales                    $ 66,293,000   $64,204,000
Franchise fees and royalty income        280,000       182,000
                                     -----------    ----------

  Total revenues                      66,573,000    64,386,000
                                     -----------   -----------
COSTS AND EXPENSES:
Restaurant cost of sales              20,777,000    19,734,000
Labor                                 17,239,000    17,378,000
Occupancy                              4,096,000     4,099,000
Other restaurant operating costs      11,942,000    11,751,000
General and administrative             3,317,000     3,575,000
Depreciation and amortization          4,584,000     5,060,000
Litigation settlement                  3,400,000             -
                                      ----------    -----------

  Total costs and expenses            65,355,000    61,597,000
                                      ----------    ----------

INCOME FROM OPERATIONS                 1,218,000     2,789,000
                                      ----------    ----------

INTEREST EXPENSE, NET                  (768,000)     (516,000)
                                      ----------    ----------

INCOME BEFORE INCOME TAXES               450,000     2,273,000

PROVISION FOR INCOME TAXES             (269,000)     (841,000)
                                      ----------    ----------

NET INCOME                            $  181,000    $1,432,000
                                       =========     =========

NET INCOME PER SHARE                  $     0.01    $    (0.09)
                                       =========     =========

WEIGHTED AVERAGE SHARES
OUTSTANDING                           15,952,239    15,693,625
                                      ==========    ==========

      See notes to Condensed Consolidated Financial Statements.





                        TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           For the Twenty-Six Weeks Ended
                                           -----------------------------
                                            June 30,      June 29,
                                              1996          1997
                                            ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $   181,000  $  1,432,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation and amortization            4,584,000     5,060,000
    Litigation Settlement                    2,950,000             -
    Deferred income taxes                      846,000       901,000
    Capitalized interest                             -       (45,000)
    Deferred lease payments                   (199,000)     (144,000)
    Changes in operating working capital
      items                                 (2,167,000)     (993,000)
                                            ----------      ---------

Net cash provided by operating
 activities                                  6,195,000     6,211,000
                                            ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (2,753,000)   (6,720,000)
Investment in joint venture                   (250,000             -
                                           -----------    -----------
Net cash used for investing activities      (3,003,000)   (6,720,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit                        -     2,414,000
Principal payments under long-term debt
  and line of credit                        (3,047,000)   (1,073,000)
Principal payments under capital leases        (98,000)     (105,000)
Purchase of treasury stock                            -   (1,449,000)
Exercise of stock options                       42,000             -

Net cash used by financing activities       (3,103,000)     (213,000)

NET INCREASE (DECREASE) IN CASH                 89,000      (722,000)

CASH AND CASH EQUIVALENTS, beginning of
  period                                     2,749,000       748,000
                                            ----------      --------

CASH AND CASH EQUIVALENTS, end of period  $  2,838,000     $  26,000
                                           ===========      ========

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

Recently Issued Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128
"Earnings Per Share,, which is required to be adopted by the Company in the reporting period ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has determined there would be no impact of SFAS 128 on the calculation of earnings per share for the thirteen weeks and the twenty-six weeks ended June 29, 1997.

2.  Earnings per Share

Net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Common stock equivalent shares, which relate to stock options, are included in the weighted average when the effect is dilutive.

3.  Supplemental Disclosure of Cash Flow Information


                                          Twenty-Six Weeks Ended
                                          ----------------------
                                          June 30,       June 29,
                                            1996           1997
                                         (Unaudited)   (Unaudited)
                                         -----------   -----------
Cash paid for interest                      $879,000   $   604,000
Interest capitalized on construction
  costs                                         -           45,000
Cash paid for income taxes                    20,000        62,000
Cash received for income taxes               413,000         4,000





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio. As of August 1, 1997 the Company had 107 company-owned, one joint-venture owned and 13 franchised restaurants. The Company's revenues are derived primarily from sales by company-owned restaurants, with franchise fees and royalty income contributing less than 1% of total revenues for the first six months of the 1997 fiscal year.

During the twenty-six weeks ended June 29, 1997, the Company opened one free-standing restaurant and two non-traditional restaurants located within the H-E-B grocery stores. The Company also converted two free-standing Sombrero Rosa restaurants and two Two Peso mall units to the Taco Cabana concept during the same period. Additionally, a franchisee of the Company closed one restaurant and a franchisee of the Company, in which the Company has a joint venture interest, closed two restaurants.
The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain operating statement data. The table also sets forth certain restaurant data for the periods indicated.


                              13 Weeks Ended       26 Weeks Ended
                              --------------       --------------
                              June 30,  June 29,   June 30,  June 29,
                              1996      1997       1996      1997
                             --------   -------   -------    -------

Operating Statement Data:
REVENUES:
Restaurant sales               99.6%     99.7%     99.6%      99.7%
Franchise fees and royalty
 income                         0.4       0.3       0.4        0.3
                              -----      -----     -----      -----

Total revenues                100.0%    100.0%    100.0%     100.0%
                              ======    ======   =======     ======

COSTS AND EXPENSES:
  Restaurant cost of sales (1)  31.5%     31.0%     31.3%      30.7%
  Labor (1)                     25.8      27.2      26.0       27.1
  Occupancy (1)                  5.8       6.0       6.2        6.4
  Other restaurant operating
   costs (1)                    17.9      18.4      18.0       18.3
  General and administrative
   costs                         4.5       5.2       5.0        5.6
  Depreciation and
   amortization                  6.3       7.5       6.9        7.9
  Litigation settlement          9.6         -       5.1         -
                                -----     -----     -----      -----
INCOME (LOSS) FROM OPERATIONS   (1.0)      4.8       1.8        4.3

INTEREST EXPENSE, net           (1.0)     (0.8)     (1.2)      (0.8)
                                -----     -----     -----      ------
INCOME (LOSS) BEFORE INCOME
  TAXES                         (2.0)     4.1        0.7        3.5

BENEFIT (PROVISION) FOR
  INCOME TAXES                   0.5      (1.5)     (0.4)      (1.3)
                               -----     ------     -----      -------

NET INCOME (LOSS)              (1.6)%      2.6%      0.3%       2.2%
                              =======     =====     =====      =======

Restaurant Data:
Company-owned restaurants:
  Beginning of period          104       106       106        104
  Opened                         -         1         -          3
  Closed                         -         -        (2)         -
                               ---       ---       ---        ---
  End of period                104       107       104        107

Franchised (2) and joint-
 venture owned restaurants:     22        14        22         14
                               ---       ---       ---        ---
Total restaurants:             126       121       126        121
                               ===       ===       ===        ===

(1) Percentage is calculated based upon restaurant sales.
(2) Excludes Two Pesos licensed restaurants.



The Thirteen Weeks Ended June 29, 1997 Compared to the Thirteen
Weeks Ended June 30, 1996

Restaurant Sales. Restaurant sales decreased by $1.1 million, or 3.0%, to $34.1 million for the second quarter of 1997 from $35.2 million for the second quarter in 1996. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, decreased 5.4%.
Comparable store sales in the Company's core markets of San Antonio, Austin, Houston and Dallas, which represent over 90% of the Company's sales volume, decreased 4.3%. Management attributes much of the decline in sales in its core markets to the increased competitive environment in the quick-service restaurant industry.

Franchise  Fees and Royalty Income.  Franchise and  royalty  fees decreased by $38,000 to $96,000 for the second quarter of 1997 compared to the second quarter of 1996, due primarily to a decrease in franchise royalties. This decrease was due to a decrease in the number of franchise restaurants open during the second quarter in 1997 compared to the second quarter in 1996.

Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 31.0% in the second quarter of 1997 from 31.5% for the second quarter of 1996. The decrease was due primarily to the continued negotiation of favorable commodity prices as well as continued operational emphasis on this area.

Labor. Labor costs increased slightly during the second quarter of 1997 compared to the second quarter of 1996, primarily due to the greater number of restaurants in operation during the quarter. As a percentage of sales, labor costs increased to 27.2% in the second quarter of 1997 compared to 25.8% in the second quarter of 1996. The increase is due to lower average unit volumes. Management has committed to not reduce labor dollars at the restaurant level in the face of declining sales.

Occupancy. Occupancy costs increased slightly during the second quarter of 1997 compared to the second quarter of 1996. As a percentage of restaurant sales, occupancy costs increased to 6.0% in the second quarter of 1997 compared to 5.8% in the second quarter of 1996, due to decreased sales at the restaurant level.

Other Restaurant Operating Costs. Other restaurant operating costs remained relatively constant during the second quarter of 1997 as compared to the same period of 1996. As a percentage of restaurant sales, other restaurant operating costs increased to 18.4% compared to 17.9% in the second quarter of 1996 due to decreased sales at the restaurant level.

General and Administrative. General and administrative expenses increased to $1.8 million from $1.6 million, and increased as a percentage of total revenues to 5.2% for the second quarter of 1997 from 4.5% for the comparable period in 1996. This increase was primarily attributable to the addition of corporate support staff, as well as an increased level of expenditures to support the Company's operations.

Depreciation and Amortization. Depreciation and amortization expense consisted of the following:

                                        Thirteen Weeks Ended
                                   ------------------------------
                                   June 30, 1996    June 29, 1997
                                   -------------    -------------
                                    (Unaudited)      (Unaudited)
Depreciation of property
  and equipment                      $ 1,689,000   $ 2,102,000
Amortization of  intangible assets       416,000       396,000
Amortization of  pre-opening costs       111,000        72,000

Depreciation expense increased by approximately $413,000 for the quarter ended June 29, 1997 compared to the quarter ended June 30
1996. The increase was primarily due to capital expenditures at existing restaurants during the past twelve months.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, decreased to $265,000 in the second quarter of 1997 from $356,000 in the same period in 1996, primarily as a result of average debt outstanding being reduced by $2.1 million during the second quarter of 1997 compared to the second quarter of 1996. In addition the Company capitalized $24,000 of interest during the second quarter of 1997. No interest was capitalized during the second quarter of 1997. The Company earned $13,000 of interest income during the thirteen weeks ended June 29, 1997, compared to $47,000 of interest income earned during the thirteen weeks ended June 30, 1996. The decrease was due to a reduction in short-term investments during the twelve months ended June 29, 1997.

Net Income(Loss) and Net Income (Loss) Per Share. Net income increased to $876,000 for the second quarter of 1997 from a net loss of $553,000 for the same period in 1996. Net income was 2.6% of total revenues for the second quarter of 1997 compared to a net loss of 1.6% for the same period in 1996. Earnings per share was $0.06 for the second quarter of 1997 compared to a loss per share of $0.04 in the same period of 1996. Disregarding the litigation settlement, recorded in the second quarter of 1996, the Company would have reported net income of $1,691,000 for the second quarter of 1996, equal to $0.11 per share. Disregarding the litigation settlement, management believes that the decrease is largely due to lower sales at Company-owned restaurants.
The Twenty-Six Weeks Ended June 29, 1997 Compared to the Twenty-Six Weeks Ended June 30, 1996

Revenues.  Restaurant sales decreased by $2.1 million,  or  3.1%, to $64.2 million for the twenty-six weeks ended June 29, 1997 from $66.3 million for the comparable period in 1996. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the year, decreased 4.8% during the twenty-six weeks ended June 29, 1997. Management attributes much of this decline in sales to increased levels of competition in the Company's core markets and inclement weather during the first quarter of 1997. Franchise and royalty fees decreased by $98,000 to $182,000 for the twenty-six weeks ended June 29, 1997 compared to the same period of 1996, due primarily to a decrease in the number of franchise restaurants open during the twenty-six week ended June 29, 1997 compared to the same period in 1996.

Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.7% in the twenty-six weeks ended June 29, 1997 from 31.3% for the twenty-six weeks ended June 30, 1996. The decrease was due primarily to the continued negotiation of favorable commodity prices as well as continued operational emphasis on this area.

Labor. Labor costs increased slightly during the twenty-six weeks ended June 29, 1997 compared to the same period of 1996, primarily due to the greater number of restaurants in operation during the period. As a percentage of sales, labor costs increased to 27.1% in the twenty-six week ended June 29, 1997 compared to 26.0% in the same period of 1996. The increase is due to lower average unit volumes. Management has committed to not reduce labor dollars at the restaurant level in the face of declining sales.

Occupancy. Occupancy costs increased slightly during the twenty-six weeks ended June 29, 1997 compared to the same period in 1996. As a percentage of restaurant sales, occupancy costs increased to 6.4% in the twenty six weeks ended June 29, 1997 compared to 6.2% in the same period of 1996, due to decreased sales at the restaurant level.

Other restaurant operating costs. Other restaurant operating costs remained relatively constant during the twenty-six weeks ended June 29, 1997 compared to the same period of 1996. As a percentage of restaurant sales, other restaurant operating costs increased to 18.3% during the twenty-six weeks ended June 29, 1997 compared to 18.0% in the same period of 1996 due to decreased sales at the restaurant level.

General and Administrative. General and administrative expenses increased to $3.6 million from $3.3 million, and increased as a percentage of total revenues to 5.6% for the twenty-six weeks ended June 29, 1997 from 5.0% for the comparable period in 1996. This increase was primarily attributable to the addition of corporate support staff, as well as an increased level of expenditures to support the Company's operations.
Depreciation and Amortization. Depreciation and amortization expense consisted of the following:

                                                Twenty-Six Weeks Ended
                                             -----------------------------
                                             June 30.1996     June 29,1997
                                             ------------    -------------
                                             (Unaudited)     (Unaudited)

Depreciation of property and equipment      $ 3,337,000       $ 4,137,000
Amortization of intangible assets               820,000           812,000
Amortization of pre-opening costs               427,000           111,000


Depreciation expense increased by approximately $800,000 for the twenty-six weeks ended June 29, 1997 compared to the twenty-six weeks ended June 30, 1996. The increase was due primarily to four restaurant openings during the most recent twelve month period, as well as capital expenditures at existing restaurants during the past twelve months. Amortization of pre-opening costs decreased by approximately $316,000 in the twenty-six weeks ended June 29, 1997 compared to the twenty-six weeks ended June 30, 1996, due to the decrease in the number of stores opened during the most recent twelve-month period compared to the twelve-month period ended June 30 1996.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, decreased to $516,000 in the twenty-six weeks ended June 29, 1997 from $768,000 in the twenty-six weeks ended June 30, 1996, primarily as a result of average debt outstanding being reduced by $3.4 million during the twenty-six weeks ended June 29, 1997 compared to the same period in 1996. In addition, the Company capitalized $45,000 of interest during the twenty-six weeks ended June 29, 1997. No interest was capitalized during the same period of 1996. The Company earned $42,000 of interest income during the twenty-six weeks ended June 29, 1997, compared to $102,000 of interest income earned during the twenty-six weeks ended June 30, 1996. The decrease was due to a reduction in short-term investments during the twelve months ended June 29, 1997.

Net Income(Loss) and Net Income (Loss) Per Share. Net income increased to $1,432,000 for the twenty-six weeks ended June 29, 1997 from $181,000 for the same period in 1996. Net income was 2.2% of total revenues for the twenty-six weeks ended June 29, 1997 compared to 0.3% for the twenty-six weeks ended June 30, 1996. Earnings per share was $0.09 for the twenty-six weeks ended June 29, 1997 compared to earnings per share of $0.01 in the same period of 1996. Disregarding the litigation settlement recorded in the second quarter of 1996, the Company would have reported net income of $2,425,000 for the twenty-six weeks ended June 30, 1996, equal to $0.15 per share. Disregarding the litigation settlement, management believes that the decrease in net income is largely due to lower sales at Company-owned restaurants. Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, long-term debt and capital leases. The Company maintains loan facilities totaling $20.0 million, including a $5.0 million unsecured revolving line of credit. As of August 8, 1997 $11.1 million had been used under these facilities.

Net cash provided by operating activities was $6.2 million for each of the twenty-six week periods ended June 29, 1997 and June 30, 1996. Net cash used in investing activities was $6.7 million for the twenty-six weeks ended June 29, 1997, representing primarily capital expenditures for improvements to existing restaurants, the construction of one free-standing and two non-traditional restaurants, and the conversion of two Sombrero Rosa and two Two Pesos restaurants to the Taco Cabana concept, compared to $3.0 million for the twenty-six weeks ended June 30, 1996, representing primarily capital expenditures for improvements to existing restaurants.

Net cash used by financing activities was $213,000 for the twenty-six weeks ended June 29, 1997, representing primarily the purchase of treasury stock, which was offset by borrowings under the Company's debt facilities, compared to net cash used by financing activities of $3.1 million in the same period of 1996, representing repayment of the Company's line of credit and long-term debt.

On April 16, 1997, the Company's Board of Directors approved a plan to repurchase up to 1,500,000 shares of the Company's common stock. As of June 29, 1997 the Company had repurchased 360,000 shares at an average cost of $4.03 per share. As of August 8, 1997, the Company had repurchased 880,000 shares at an average cost of $4.09 per share. The timing, price, quantity and manner of remaining purchases, if any, will be made at the discretion of management and will be dependent upon market conditions. The Company has funded the repurchases through available bank credit facilities, as well as the liquidation of the Company's short term investment portfolio. Remaining purchases, if any, will be funded through a combination of cash provided by operations or through available bank credit facilities.

The  special  charge recorded during the fourth quarter  of  1996 included an accrual of approximately $1.0 million for the estimated lease obligations, legal and professional costs and other costs associated with the closing of two of the three restaurants operated by a joint venture in which the Company has a 50% interest. Cash requirements for this accrual were approximately $25,000 in the twenty-six weeks ended June 29, 1997.

The special charge recorded in the second quarter of 1995 included an accrual of approximately $1.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $280,000 in the twenty-six weeks ended June 29, 1997. Several of the restaurants which have been closed, as well as the Company's previous corporate offices, are currently for sale. Although there can be no assurance of the particular price at which any of such properties will be sold, the Company will receive funds upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $522,000 during the twenty-six weeks ended June 29, 1997.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1998, including the planned opening of five to six free-standing restaurants during the remainder of 1997 and twelve to fifteen free-standing restaurants during 1998.

Impact of Inflation

Although increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material adverse effect on the Company's operations to date.

Seasonality and Quarterly Results

The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the second and third quarters. In addition, quarterly results are affected by the timing of the opening and closing of stores. Therefore, quarterly results cannot be used to indicate results for the entire year

Forward-Looking Statements

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

Dated:  August 13, 1997  Taco Cabana, Inc.




                         /s/  David G. Lloyd
                         --------------------------------
                         David G. Lloyd
                         Vice President, Chief Financial
                         Officer, Secretary and Treasurer




                         Signing on behalf of the registrant
                         and as the principal financial and
                         accounting officer