Form 10-Q/A
period 1997-06-29
TACO CABANA INC
filed 1997-09-12
CIK 891082

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
                                         ===========    ===========


    See notes to Condensed Consolidated Financial Statements.




                        TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)



                                      For the Thirteen Weeks Ended
                                      ----------------------------
                                      June 30,      June 29,
                                        1996          1997
                                      -------       ---------

REVENUES:
Restaurant sales                     $35,174,000   $34,104,000
Franchise fees and royalty income        134,000        96,000
                                     -----------    ----------

  Total revenues                      35,308,000    34,200,000
                                     -----------    ----------

COSTS AND EXPENSES:
Restaurant cost of sales              11,074,000    10,572,000
Labor                                  9,064,000     9,292,000
Occupancy                              2,045,000     2,052,000
Other restaurant operating costs       6,284,000     6,276,000
General and administrative             1,585,000     1,782,000
Depreciation and amortization          2,216,000     2,570,000
Litigation Settlement                  3,400,000             -
                                      ----------    ----------

  Total costs and expenses            35,668,000    32,544,000
                                     -----------    ----------

INCOME (LOSS) FROM OPERATIONS           (360,000)    1,656,000
                                     -----------    ----------

INTEREST EXPENSE, NET                   (356,000)     (265,000)
                                     -----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES       (716,000)    1,391,000

BENEFIT (PROVISION) FOR INCOME
  TAXES                                  163,000     (515,000)
                                     -----------     ---------

NET INCOME (LOSS)                    $  (553,000)  $   876,000
                                      ==========    ==========

NET INCOME (LOSS) PER SHARE          $     (0.04)  $      0.06
                                      ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING   15,687,689    15,680,713
                                      ==========    ==========

    See notes to Condensed Consolidated Financial Statements.





                          TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)




                                    For the Twenty-Six Weeks Ended
                                    ------------------------------
                                     June 30,       June 29,
                                       1996           1997
                                     --------       ---------
REVENUES:
Restaurant sales                    $ 66,293,000   $64,204,000
Franchise fees and royalty income        280,000       182,000
                                     -----------    ----------

  Total revenues                      66,573,000    64,386,000
                                     -----------   -----------
COSTS AND EXPENSES:
Restaurant cost of sales              20,777,000    19,734,000
Labor                                 17,239,000    17,378,000
Occupancy                              4,096,000     4,099,000
Other restaurant operating costs      11,942,000    11,751,000
General and administrative             3,317,000     3,575,000
Depreciation and amortization          4,584,000     5,060,000
Litigation settlement                  3,400,000             -
                                      ----------    -----------

  Total costs and expenses            65,355,000    61,597,000
                                      ----------    ----------

INCOME FROM OPERATIONS                 1,218,000     2,789,000
                                      ----------    ----------

INTEREST EXPENSE, NET                  (768,000)     (516,000)
                                      ----------    ----------

INCOME BEFORE INCOME TAXES               450,000     2,273,000

PROVISION FOR INCOME TAXES             (269,000)     (841,000)
                                      ----------    ----------

NET INCOME                            $  181,000    $1,432,000
                                       =========     =========

NET INCOME PER SHARE                  $     0.01    $     0.09
                                       =========     =========

WEIGHTED AVERAGE SHARES
OUTSTANDING                           15,952,239    15,693,625
                                      ==========    ==========

      See notes to Condensed Consolidated Financial Statements.





                        TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           For the Twenty-Six Weeks Ended
                                           -----------------------------
                                            June 30,      June 29,
                                              1996          1997
                                            ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $   181,000  $  1,432,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation and amortization            4,584,000     5,060,000
    Litigation Settlement                    2,950,000             -
    Deferred income taxes                      846,000       901,000
    Capitalized interest                             -       (45,000)
    Deferred lease payments                   (199,000)     (144,000)
    Changes in operating working capital
      items                                 (2,167,000)     (993,000)
                                            ----------      ---------

Net cash provided by operating
 activities                                  6,195,000     6,211,000
                                            ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (2,753,000)   (6,720,000)
Investment in joint venture                   (250,000             -
                                           -----------    -----------
Net cash used for investing activities      (3,003,000)   (6,720,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit                        -     2,414,000
Principal payments under long-term debt
  and line of credit                        (3,047,000)   (1,073,000)
Principal payments under capital leases        (98,000)     (105,000)
Purchase of treasury stock                            -   (1,449,000)
Exercise of stock options                       42,000             -
                                            ------------   ----------

Net cash used by financing activities       (3,103,000)     (213,000)

NET INCREASE (DECREASE) IN CASH                 89,000      (722,000)

CASH AND CASH EQUIVALENTS, beginning of
  period                                     2,749,000       748,000
                                            ----------      --------

CASH AND CASH EQUIVALENTS, end of period  $  2,838,000     $  26,000
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