Form 10-Q
period 1997-09-28
TACO CABANA INC
filed 1997-11-12
CIK 891082

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.


                            FORM 10-Q

(Mark One)

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 1997

                               OR

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

                 Class       Outstanding at November 5, 1997
             Common Stock           14,834,600 shares
                        TACO CABANA, INC.
                              INDEX


                                                          Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 28,     2
1997 and December 29, 1996

Condensed Consolidated Statements of Operations for the    3
Thirteen Weeks Ended September 28, 1997 and September
29, 1996

Condensed Consolidated Statements of Operations for the    4
Thirty-Nine Weeks Ended September 28, 1997 and
September 29, 1996

Condensed Consolidated Statements of Cash Flows for the    5
Thirty-Nine Weeks Ended September 28, 1997 and
September 29, 1996

Notes to Condensed Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of          7-14
Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


Items 1, 2, 3 and 5 have been omitted since the registrant has no reportable events in relation to the items

Item 4.  Submission of Matters to a vote of Security     15
Holders

Item 6. Exhibits and Reports on Form 8-K                 15

Signature                                                16



                        TACO CABANA, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                       December 29,   September 28,
                                           1996           1997
                                       ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents              $     748,000   $    218,000
Receivables, net                             792,000        751,000
Inventory                                  1,858,000      2,257,000
Prepaid expenses                           1,353,000      1,640,000
Pre-opening costs, net                       129,000        540,000
Federal income taxes receivable              363,000      1,578,000
Deferred income taxes                      1,827,000      1,454,000
                                         ------------    ----------
  Total current assets                     7,070,000      8,438,000

PROPERTY AND EQUIPMENT, net               88,963,000     92,428,000
NOTES RECEIVABLE, net                        738,000        358,000
INTANGIBLE ASSETS, net                    45,394,000     44,535,000
OTHER ASSETS                                 541,000        491,000
                                         -----------     ----------
TOTAL                                   $142,706,000   $146,250,000
                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                        $  4,181,000   $  3,611,000
Accrued liabilities                        3,171,000      2,900,000
Current maturities of long-term debt
and capital leases                          2,409,000     1,692,000
Line of credit                                625,000     3,684,000
                                          -----------    ----------
 Total current liabilities                 10,386,000    11,887,000

LONG-TERM OBLIGATIONS, net of current
  maturities:
Capital leases                             4,041,000      3,869,000
Long-term debt                             6,593,000      9,237,000
                                          ----------     ----------
Total long-term obligations               10,634,000     13,106,000

ACQUISITION LIABILITIES                    4,212,000      3,523,000
DEFERRED LEASE PAYMENTS                      657,000        543,000
DEFERRED INCOME TAXES                      3,645,000      5,585,000

STOCKHOLDERS' EQUITY:
Common stock                                 157,000        157,000
Additional paid-in capital                97,095,000     97,095,000
Retained earnings                         15,920,000     17,915,000
Less:  Treasury stock at cost
(872,000 shares)                                   -     (3,561,000)
                                         -----------     -----------
Total stockholders' equity               113,172,000     111,606,000
                                         -----------     -----------
TOTAL                                   $142,706,000    $146,250,000
                                        ============    ============

    See Notes to Condensed Consolidated Financial Statements.







                        TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                      For the Thirteen Weeks Ended
                                      ----------------------------
                                      September    September
                                      29, 1996      28, 1997
                                     ----------   ----------
REVENUES:
Restaurant sales                     $33,676,000   $34,967,000
Franchise fees and royalty income        134,000        84,000
                                     -----------   -----------
  Total revenues                      33,810,000    35,051,000
                                    ------------   -----------
COSTS AND EXPENSES:
Restaurant cost of sales              10,770,000    10,873,000
Labor                                  8,843,000     9,794,000
Occupancy                              2,038,000     2,123,000
Other restaurant operating costs       6,013,000     6,899,000
General and administrative             1,616,000     1,515,000
Depreciation and amortization          2,285,000     2,698,000
                                     -----------   -----------
  Total costs and expenses            31,565,000    33,902,000
                                     -----------   -----------
INCOME FROM OPERATIONS                 2,245,000     1,149,000
                                     -----------   -----------
INTEREST EXPENSE, NET                  (308,000)     (256,000)
                                     -----------   -----------
INCOME BEFORE INCOME TAXES             1,937,000       893,000
                                     -----------   -----------
PROVISION FOR INCOME TAXES             (717,000)     (331,000)

NET INCOME                           $ 1,220,000   $   562,000
                                     ===========   ===========
NET INCOME PER SHARE                 $      0.08   $      0.04
                                     ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING   16,014,352    15,036,811
                                     ===========   ===========




    See Notes to Condensed Consolidated Financial Statements.

                        TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                    For the Thirty-Nine Week Ended
                                    ------------------------------
                                     September     September
                                     29, 1996       28, 1997
                                    ----------     ---------
REVENUES:
Restaurant sales                    $ 99,969,000   $99,171,000
Franchise fees and royalty income        413,000       267,000
                                    ------------   -----------
  Total revenues                     100,382,000    99,438,000
                                    ------------   -----------
COSTS AND EXPENSES:
Restaurant cost of sales              31,546,000    30,607,000
Labor                                 26,082,000    27,173,000
Occupancy                              6,134,000     6,222,000
Other restaurant operating costs      17,956,000    18,650,000
General and administrative             4,933,000     5,089,000
Depreciation and amortization          6,868,000     7,758,000
Litigation settlement                  3,400,000             -
                                     -----------   -----------
  Total costs and expenses            96,919,000    95,499,000
                                     -----------   -----------
INCOME FROM OPERATIONS                 3,463,000     3,939,000
                                     -----------   -----------
INTEREST EXPENSE, NET                (1,076,000)     (772,000)
                                     -----------   -----------
INCOME BEFORE INCOME TAXES             2,387,000     3,167,000

PROVISION FOR INCOME TAXES             (986,000)    (1,172,000)

NET INCOME                          $ 1,401,000     $1,995,000
                                    ===========     ==========
NET INCOME PER SHARE                $      0.09     $     0.13
                                    ===========     ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                          15,952,239     15,474,687
                                    ===========     ==========




    See notes to Condensed Consolidated Financial Statements.
                        TACO CABANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                          For the Thirty-Nine Weeks Ended
                                          -------------------------------
                                           September     September
                                            29, 1996      28, 1997
                                          ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $ 1,401,000   $ 1,995,000

Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization           6,868,000     7,758,000
    Deferred income taxes                     735,000     2,313,000
    Capitalized interest                             -      (88,000)
    Deferred lease payments                  (277,000)     (114,000)
    Changes in operating working capital
      items                                  (573,000)   (2,188,000)
                                            ----------   -----------
Net cash provided by operating
 activities                                 8,154,000     9,676,000
                                           ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment         (5,811,000)  (12,838,000)
Proceeds from sales of property and
  equipment                                         -     1,379,000
Investment in joint venture                  (250,000)            -
                                           -----------   ----------
Net cash used for investing activities     (6,061,000)  (11,459,000)
                                           -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit                       -     13,173,000
Principal payments under long-term debt
and line of credit                         (4,006,000)   (8,213,000)
Principal payments under capital leases      (164,000)     (146,000)
Purchase of treasury stock                          -    (3,561,000)
Exercise of stock options                      119,000            -
                                           -----------   -----------
Net cash provided (used) by financing
 activities                                 (4,051,000)    1,253,000
                                           ------------  -----------
NET DECREASE IN CASH                        (1,958,000)     (530,000)

CASH AND CASH EQUIVALENTS, beginning of
 period                                      2,749,000       748,000
                                            ----------    ----------
CASH AND CASH EQUIVALENTS, end of period    $  791,000    $  218,000
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

Recently Issued Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128
"Earnings Per Share" which is required to be adopted by the Company in the reporting period ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has determined there would be no impact of SFAS 128 on the calculation of earnings per share for the thirteen weeks and the thirty-nine weeks ended September 28, 1997.

2.  Earnings per Share

Net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Common stock equivalent shares, which relate to stock options, are included in the weighted average when the effect is dilutive.


3.   Supplemental Disclosure of Cash Flow Information



                                       Thirty-Nine Weeks Ended
                                       -----------------------
                                       September     September
                                       29, 1996       28, 1997
                                      (Unaudited)   (Unaudited)
                                      -----------   -----------
Cash paid for interest                $   901,000    $   890,000
Interest capitalized on construction             -        88,000
costs
Cash paid for income taxes                  52,000        74,000
Cash received for income taxes                   -         4,000


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio. As of November 1, 1997 the Company had 111 company-owned, one joint-venture owned and 10 franchised restaurants. The Company's revenues are derived primarily from sales by company-owned restaurants, with franchise fees and royalty income contributing less than 1% of total revenues for the first nine months of the 1997 fiscal year.

During the thirty-nine weeks ended September 28, 1997, the Company opened three free-standing restaurants and two non-traditional restaurants located with in grocery stores. The Company converted two free-standing Sombrero Rosa restaurants and two Two Pesos mall units to the Taco Cabana concept during the same period. Additionally, the Company acquired one restaurant from a franchisee, a franchisee of the Company closed one restaurant, and a franchisee of the Company, in which the Company has a joint venture interest, closed two restaurants.
  The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.

                               13 Weeks Ended             39 Weeks Ended
                              ---------------             --------------
                          September      September    September    September
                          29, 1996       28, 1997      29, 1996     28, 1997
                          ---------     ---------     ---------    ---------
Operating Statement Data:
REVENUES:
Restaurant sales             99.6%          99.8%        99.6%        99.7%
Franchise fees and
 royalty income               0.4            0.2          0.4          0.3
                            ------         ------       ------       -----
Total revenues              100.0%         100.0%       100.0%       100.0%
                            ======         ======       ======       ======
COSTS AND EXPENSES:
  Restaurant cost of sales   32.0%          31.1%        31.6%        30.9%
(1)
  Labor (1)                  26.3           28.0         26.1         27.4
  Occupancy (1)               6.1            6.1          6.1          6.3
  Other restaurant
    operating costs (1)      17.9           19.7         18.0         18.8
  General and
    administrative costs      4.8            4.3          4.9          5.1
  Depreciation and
    amortization              6.8            7.7          6.8          7.8
  Litigation settlement        -              -           3.4            -
                             -----         ------        -----        -----
INCOME FROM OPERATIONS        6.6            3.3          3.4          4.0
                             -----         ------        -----        -----
INTEREST EXPENSE, net        (0.9)          (0.7)        (1.1)        (0.8)
                             -----         ------        -----        -----
INCOME BEFORE INCOME TAXES    5.7           2.5           2.4          3.2
BENEFIT (PROVISION) FOR
 INCOME TAXES                (2.1)         (0.9)         (1.0)        (1.2)
                             -----         -----         -----        -----

NET INCOME                    3.6%          1.6%         1.4%          2.0%
                             =====         =====        =====         =====
Restaurant Data:
Company-owned
restaurants:
  Beginning of period        104            107          106          104
  Opened                       -              2            -            5
  Acquired                     -              1            -            1
  Closed                       -              -           (2)           -
                            ----           ----         ----         ----
  End of period              104            110          104          110

Franchised (2)and joint-
venture owned
restaurants:                 20             11            20           11
                            ----          ----          ----         ----
Total restaurants:           124           121           124          121
                            ====          ====          ====         ====


 (1)Percentage is calculated based upon restaurant sales.
 (2)Excludes Two Pesos licensed restaurants.



The Thirteen Weeks Ended September 28, 1997 Compared to the
Thirteen Weeks Ended September 29, 1996

Restaurant Sales. Restaurant sales increased by $1.3 million, or 3.8%, to $35.0 million for the third quarter of 1997 from $33.7 million for the third quarter in 1996. Management attributes much of the increase in sales to the increased number of Company owned stores during the thirteen weeks ended September 28, 1997 compared to the same period in 1996. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 0.1%. The Company is continuing to monitor and assess the performance of its seven units in the Denver, Colorado market. Despite the commitment of increased advertising and marketing resources to such units during the thirteen week period ended September 28, 1997, gross sales at such units have not materially increased and have averaged approximately $10,300 per week during the thirteen week period ended September 28, 1997. There can be no assurance that the Company will be able to improve the performance of such units or that the Company will not find it necessary to close some or all of such units, which would have a material effect upon results of operations.

Franchise  Fees and Royalty Income.  Franchise and  royalty  fees decreased by $50,000 to $84,000 for the third quarter of 1997 compared to the third quarter of 1996, due primarily to a decrease in franchise royalties. This decrease was due to a decrease in the number of franchise restaurants open during the third quarter in 1997 compared to the third quarter in 1996.

Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 31.1% in the third quarter of 1997 from 32.0% for the third quarter of 1996. The decrease was due primarily to the continued negotiation of favorable commodity prices as well as continued operational emphasis on this area.

Labor. Labor costs increased during the third quarter of 1997 compared to the third quarter of 1996, primarily due to the greater number of restaurants in operation during the quarter. As a percentage of sales, labor costs increased to 28.0% in the third quarter of 1997 compared to 26.3% in the third quarter of 1996. This increase is due to new restaurant openings as well as management's commitment to increase staffing levels at the restaurant level in order to provide a consistent guest experience.

Occupancy. Occupancy costs increased slightly during the third quarter of 1997 compared to the third quarter of 1996. The increase is primarily attributable to the greater number of Company owned restaurants in operation during the quarter. As a percentage of restaurant sales, occupancy costs were 6.1% in the third quarter of 1997 and 1996.

Other Restaurant Operating Costs. Other restaurant operating costs increased during the third quarter of 1997 as compared to the same period of 1996. As a percentage of restaurant sales, other restaurant operating costs increased to 19.7% compared to 17.9% in the third quarter of 1996. The increase is primarily due to additional marketing expenditures during the third quarter of 1997 compared to the third quarter of 1996 as well as increased utility costs due to warm weather.
General and Administrative. General and administrative expenses decreased during the third quarter of 1997 to $1.5 million from $1.6 million in the comparable period of 1996. As a percentage of total revenues, general and administrative expenses decreased to 4.3% for the third quarter of 1997 from 4.8% for the comparable period in 1996. The decrease is primarily attributable to lower bonus accruals during 1997.




Depreciation and amortization expense consisted of the following:

                                             Thirteen Weeks Ended
                                          --------------------------
                                          September 29,   September
                                               1996        28, 1997
                                           (Unaudited)   (Unaudited)
                                          -------------  -----------
Depreciation of property and equipment       $ 1,822,000  $ 2,214,000
Amortization of  intangible assets               416,000      382,000
Amortization of  pre-opening costs                47,000      102,000

Depreciation expense increased by approximately $392,000 for the quarter ended September 28, 1997 compared to the quarter ended September 29, 1996. The increase was primarily due to capital expenditures at existing restaurants during the past twelve months and the opening of six Company owned restaurants.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, decreased to $256,000 in the third quarter of 1997 from $308,000 in the same period in 1996. In addition the Company capitalized $43,000 of interest during the third quarter of 1997. No interest was capitalized during the third quarter of 1997. The Company earned $22,000 of interest income during the thirteen weeks ended September 28, 1997, compared to $53,000 of interest income earned during the thirteen weeks ended September 29, 1996. The decrease was due to a reduction in short-term investments during the twelve months ended September 28, 1997.

Net Income and Net Income Per Share. Net income decreased to $562,000 for the third quarter of 1997 from $1,220,000 for the same period in 1996. Net income was 1.6% of total revenues for the third quarter of 1997 compared to 3.6% for the same period in 1996. Earnings per share was $0.04 for the third quarter of 1997 compared to $0.08 in the same period of 1996. Management believes that the decrease is largely due to higher costs at Company-owned restaurants.


The  Thirty-Nine Weeks Ended September 28, 1997 Compared  to  the
Thirty-Nine Weeks Ended September 29, 1996

Restaurant Sales. Restaurant sales decreased by $ 798,000, or .8%, to $99.2 million for the thirty-nine weeks ended September 28, 1997 from $100 million for the comparable period in 1996. Management attributes much of the decline in sales to increased levels of competition in the Company's core markets and inclement weather
during  the  first  quarter  of  1997.  Comparable  store   sales
decreased  3.2% during the thirty-nine weeks ended September  28,
1997.   The  Company  is  continuing to monitor  and  assess  the
performance of its seven units in the Denver, Colorado market. Despite the commitment of increased advertising and marketing resources to such units during the thirty-nine weeks ended September 28, 1997, gross sales at such units have not materially increased and have averaged approximately $9,000 per week during the thirty-nine weeks ended September 28, 1997. There can be no
assurance   that  the  Company  will  be  able  to  improve   the
performance of such units or that the Company will not find it necessary to close some or all of such units, which would have a material effect upon results of operations.

Franchise Fee and Royalty Income.   Franchise  and royalty  fees
decreased by $146,000 to $267,000 for the thirty-nine weeks ended September 28, 1997 compared to the same period of 1996, due primarily to a decrease in the number of franchise restaurants open during the thirty-nine weeks ended September 28, 1997 compared to the same period in 1996.

Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.9% in the thirty-nine weeks ended September 28, 1997 from 31.6% for the thirty-nine weeks ended September 29, 1996. The decrease was due primarily to the continued negotiation of favorable commodity prices as well as continued operational emphasis on this area.

Labor. Labor costs increased by $1.1 million during the thirty-nine weeks ended September 28, 1997 compared to the same period of 1996. As a percentage of sales, labor costs increased to 27.4% in the thirty-nine week ended September 28, 1997 compared to 26.1% in the same period of 1996. The increase is due to lower average unit volumes as well as management's commitment to increase staffing levels at the restaurant level in order to provide a consistent guest experience.

Occupancy. Occupancy costs increased slightly during the thirty-nine weeks ended September 28, 1997 compared to the same period in 1996. As a percentage of restaurant sales, occupancy costs increased to 6.3% in the thirty-nine weeks ended September 28, 1997 compared to 6.1% in the same period of 1996. The increase is due to the opening of six new restaurants during the last twelve months.

Other restaurant operating costs. Other restaurant operating costs increased by $694,000 during the thirty-nine weeks ended September 28, 1997 compared to the same period of 1996. As a percentage of restaurant sales, other restaurant operating costs increased to 18.8% during the thirty-nine weeks ended September 28, 1997 compared to 18.0% in the same period of 1996 primarily due to decreased sales at the restaurant level. The increase is due to additional marketing expenditures during the thirty nine weeks ended September 28, 1997 compared to the same period in 1996.
General and Administrative. General and administrative expenses increased to $5.1 million from $4.9 million, and increased as a percentage of total revenues to 5.1% for the thirty-nine weeks ended September 28, 1997 from 4.9% for the comparable period in 1996. This increase was primarily attributable to the addition of corporate support staff, as well as an increased level of expenditures to support the Company's operations, offset by lower bonus accruals.

Depreciation and amortization expense consisted of the following:

                                           Thirty-Nine Weeks Ended
                                           -----------------------
                                            September    September
                                            29. 1996     28, 1997
                                           (Unaudited)  (Unaudited)
                                           -----------  -----------
Depreciation of property and equipment      $ 5,158,000 $ 6,351,000
Amortization of  intangible assets            1,236,000   1,194,000
Amortization of  pre-opening costs              474,000     213,000


Depreciation expense increased by approximately $1.2 million for the thirty-nine weeks ended September 28, 1997 compared to the thirty-nine weeks ended September 29, 1996. The increase was due primarily to six restaurant openings during the most recent twelve month period, as well as capital expenditures at existing restaurants during the past twelve months. Amortization of pre-opening costs decreased by approximately $261,000 in the thirty-nine weeks ended September 28, 1997 compared to the thirty-nine weeks ended September 29, 1996.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, decreased to $772,000 in the thirty-nine weeks ended September 28, 1997 from $1.1 million in the thirty-nine weeks ended September 29, 1996 primarily as a result of average debt outstanding being reduced by $2.2. million during the thirty nine weeks ended September 28, 1997 compared to the same period in 1996. In addition, the Company capitalized $88,000 of interest during the thirty-nine weeks ended September 28, 1997. No interest was capitalized during the same period of 1996. The Company earned $64,000 of interest income during the thirty-nine weeks ended September 28, 1997, compared to $155,000 of interest income earned during the thirty-nine weeks ended September 29, 1996. The decrease was due to a reduction in short-term investments during the twelve months ended September 28, 1997.

Net Income and Net Income Per Share. Net income increased to $1,995,000 for the thirty-nine weeks ended September 28, 1997 from $1,401,000 for the same period in 1996. Net income was 2.0% of total revenues for the thirty-nine weeks ended September 28, 1997 compared to 1.4% for the thirty-nine weeks ended September 29, 1996. Earnings per share was $0.13 for the thirty-nine weeks ended September 28, 1997 compared to earnings per share of $0.09 in the same period of 1996. Disregarding the litigation settlement recorded in the second quarter of 1996, the Company would have reported net income of $3,645,000 for the thirty-nine weeks ended September 29, 1996, equal to $0.23 per share. Disregarding the litigation settlement, management believes that the decrease in net income is largely due to lower sales at Company-owned restaurants.
Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, long-term debt and capital leases. The Company maintains loan facilities totaling $20.0 million, including a $5.0 million unsecured revolving line of credit. As of November 5, 1997, $12.9 million was outstanding under these facilities.

Net cash provided by operating activities was $9.7 million for the thirty-nine weeks ended September 28, 1997, and $8.2 million for the thirty-nine weeks ended September 29, 1996. Net cash used in investing activities was $11.5 million for the thirty-nine weeks ended September 28, 1997, representing primarily capital expenditures for improvements to existing restaurants, the construction of three free-standing and two non-traditional restaurants, and the conversion of two Sombrero Rosa and two Two Pesos restaurants to the Taco Cabana concept, compared to $6.1 million for the thirty-nine weeks ended September 29, 1996, representing primarily capital expenditures for improvements to existing restaurants.

Net cash provided by financing activities was $1.3 million for the thirty-nine weeks ended September 28, 1997, representing primarily borrowings under the Company's debt facilities, compared to net cash used by financing activities of $4.1 million in the same period of 1996, representing repayment of the Company's line of credit and long-term debt.

On April 16, 1997, the Company's Board of Directors approved a plan to repurchase up to 1,500,000 shares of the Company's common stock. As of September 28, 1997 the Company had repurchased 872,000 shares at an average cost of $4.08 per share. The timing, price, quantity and manner of remaining purchases, if any, will be made at the discretion of management and will be dependent upon market conditions. The Company has funded the repurchases through available bank credit facilities, as well as the liquidation of the Company's short term investment portfolio. Remaining purchases, if any, will be funded through a combination of cash provided by operations and available bank credit facilities.

The  special  charge recorded during the fourth quarter  of  1996 included an accrual of approximately $1.0 million for the estimated lease obligations, legal and professional costs and other costs associated with the closing of two of the three restaurants operated by a joint venture in which the Company has a 50% interest. Cash requirements for this accrual were approximately $25,000 in the thirty-nine weeks ended September 28, 1997.

The special charge recorded in the second quarter of 1995 included an accrual of approximately $1.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $258,000 in the thirty-nine weeks ended September 28, 1997. Several of the restaurants which have been closed, as well as the Company's previous corporate offices, are currently for sale. Although there can be no assurance of the particular price at which any of such properties will be sold, the Company will receive funds upon the actual disposition of these properties. During the third quarter of 1997, the Company sold properties relating to the special charge which resulted in proceeds of $603,000. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $971,000 during the thirty-nine weeks ended September 28, 1997.
The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1998, including the planned opening of two to three free-standing restaurants during the remainder of 1997 and twelve to fifteen free-standing restaurants during 1998.

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

At the annual meeting of stockholders held on August 12, 1997, the Company's stockholders elected five directors and approved an amendment to the Taco Cabana 1994 Stock Option Plan ("the Plan") to increase the number of shares authorized for issuance from 500,000 shares to 1,250,000 shares. There were 11,622,016 votes cast for the amendment to the Plan and 1,578,847 votes cast against the amendment to the Plan and 42,963 votes abstaining from voting on the amendment to the Plan.. There were no broker non-votes with regards to the election of the directors and the amendment to the Plan. With regard to the election of the directors, the votes were as follows:

                         For            Withheld
                       ----------       --------
     Stephen V. Clark  12,516,867        159,719
     William J. Nimmo  13,195,333        156,354
     Richard Sherman   13,194,933        156,754
     Cecil Schenker    13,186,973        164,714
     Lionel Sosa       13,188,690        162,997

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.


Dated:  November 12,     Taco Cabana, Inc.
1997




                         /s/  David G. Lloyd
                         David G. Lloyd
                         Vice President, Chief Financial
                         Officer,
                         Secretary and Treasurer




                         Signing on behalf of the registrant
                         and as the principal financial and
                         accounting officer