Form 10-K
period 1997-12-28
TACO CABANA INC
filed 1998-03-30
CIK 891082

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K
Mark One

  X    Annual  report  pursuant to Section 13  or  15(d)  of  the
       Securities  Exchange Act of 1934 for     the  fiscal  year  ended
       December 28, 1997
       Transition report pursuant to Section 13 or  15(d)  of
       the Securities Exchange Act of  1934

                 Commission File Number 0-20716

                       TACO CABANA, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                                       74-2201241
(State or other jurisdiction                (IRS employer identification no.)
 of incorporation or organization)

                  8918 Tesoro Drive, Suite 200
                   San Antonio, Texas  78217
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X     No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
      As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Common Stock of the Registrant as quoted on the NASDAQ National Market was $77,427,725 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).
      The number of shares of the Common Stock of the Registrant outstanding as of February 27, 1998 was 14,824,600.

                        FORM 10-K INDEX

                             PART I


ITEM 1.   BUSINESS                                              3

ITEM 2.   PROPERTIES                                            9

ITEM 3.   LEGAL PROCEEDINGS                                    10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  10

                            PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S COMMON STOCK  AND  RELATED
          STOCKHOLDER MATTERS                                  11

ITEM 6.   SELECTED FINANCIAL DATA                              13

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  15

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          25

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                  25

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   26

ITEM 11.  EXECUTIVE COMPENSATION                               29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
          MANAGEMENT                                           34

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       35

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
          ON FORM 8-K                                          36



                             PART I


ITEM 1.   BUSINESS

General

      Taco Cabana, Inc., a Delaware corporation (the "Company"), pioneered the Mexican patio cafe concept with its first restaurant in 1978 and, as of December 28, 1997, operates and franchises a total of 109 such restaurants system-wide. Of these, the Company owns and operates 96 Taco Cabana restaurants, and two mall-unit Two Pesos restaurants. Franchisees of the Company own and operate the remaining 11 Taco Cabana restaurants. The Company's restaurants (including franchises) are located primarily in Texas, and are also located in Georgia, Indiana, New Mexico, and Oklahoma.

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

      The Preparation. The menu items offered at any Taco Cabana restaurant are prepared at that restaurant from fresh meat and produce ingredients delivered by suppliers at least three times each week to each restaurant. The Company is committed to differentiating itself from other quick service competitors by utilizing fresh, high quality ingredients as well as the preparation of most items "from scratch". The Company is currently testing several pre-prepared items to simplify the kitchen operations.

      Pricing Philosophy. The Company offers value by pricing its menu items below the price of comparable menu items in sit-down Mexican restaurants. Although Taco Cabana's food costs (as a percentage of sales) are generally higher than quick service chains as a result of the premium quality of ingredients used, the Company believes that this point of differentiation contributes to the achievement of average unit volumes in excess of most quick service restaurants.


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

     The Company began constructing its new prototype restaurant in 1996. The prototype incorporates several new and different features
that   set   it  apart  from  Taco  Cabana  restaurants  previously
constructed. The new prototype features a rounded front, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and adds the use of bright colors outside and inside, including colored tiles, doors, windows, and awnings. Corrugated metal wall panels, aged wood finishes, and distressed stainless steel counter tops are featured inside, all of which are intended to replicate an old Mexican cafe. Bright neon on the exterior of the building broadcasts the unique menu items
served  at  Taco  Cabana.   Favorite  features  retained  from  the
original Taco Cabana restaurants include working garage doors that open up the dining area to the outside when weather permits, display cooking where the guest can see the food being prepared, liberal use of the Taco Cabana's signature pink color, and the self-
serve  fresh  Salsa  Bar.   The prototype was  designed  to  reduce
overall construction costs, improve functional efficiency, allow for better guest service, and to enhance Taco Cabana's unique patio cafe image.

      During 1997, the Company initiated a re-image program for existing restaurants which incorporates many of the features of the new prototype design. During 1997, eight restaurants were re-imaged to the new prototype design and the Company expects to re-image 20 to 25 restaurants during 1998.

      Restaurant Locations. The following table sets forth the number of restaurants as of December 28, 1997 by area of dominant influence ("ADI") for television and radio advertising:




ADI*                   Company-OwnedFranchised(1)   Total

     San Antonio             32           0            32
     Houston                 26(2)        0            26
     Austin                  14           0            14
     Dallas/Fort Worth       14           0            14
     El Paso                  7           0             7
     Rio Grande Valley        2           0             2
     Lubbock                  2           0             2
     Atlanta, Georgia         0           1(3)          1
     Bryan/College Station    0           2             2
     Tulsa, Oklahoma          1           0             1
     Waco                     0           1             1
     Albuquerque, New Mexico  0           2             2
     Amarillo                 0           2             2
     Corpus Christi           0           1             1
     Ft. Wayne, Indiana       0           1             1
     Killeen                  0           1             1
                             ---         ---          ---
        Total                98          11           109
                             ===         ===          ===



___________________________________________________________________


* All of the ADIs are located in Texas except as otherwise indicated.

(1) Represents franchised Taco Cabana restaurants, except as otherwise indicated. Does not include licensed Two Pesos franchises.
(2) Includes two mall-unit Taco Cabana restaurants and two mall-unit Two Pesos restaurant.
(3)   Represents a joint-venture




Customer Convenience

      The Company operates its restaurants to enable customers to dine-in or take-out, as they choose. In most cases, the restaurants also provide the convenience of drive-thru windows which, in the aggregate, account for approximately 40% of the Company's sales. A majority of the restaurants are open 24 hours a day. This strategy is continually evaluated for economic viability on a restaurant by restaurant basis.

Customer Service

      The Company is committed to consistently providing personal, attentive and efficient service in order to attract repeat customers. Restaurant and shift managers are encouraged to follow a "front of the house" style of management, which requires that the managers spend most of their time attending to customers at the register, drive-thru windows or in the dining areas.

Marketing

      The Company utilizes an integrated, multi-level marketing approach which includes periodic company-wide promotions, direct mail, in-store promotions, local store marketing, and other strategies, including the use of radio advertising in its major markets. The Company will execute this plan utilizing a marketing budget of approximately 3.75% of sales.

Expansion

      The Company's near-term strategy is to achieve a dominant or leading position among Mexican food restaurants in each of its targeted principal markets in order to obtain marketing and operating efficiencies. The Company seeks to implement this strategy by selectively adding restaurants in existing markets in order to expand its existing market share. In accordance with this strategy, the Company may locate new restaurants in close proximity to existing Taco Cabana restaurants in order to provide the Company with increased market penetration and market profitability, even if this may result in a reduction in comparable store sales volumes of certain restaurants.

      The Company's 1998 objective is to open eight to ten freestanding restaurants, all of which will be in existing markets.

      The  Company  believes  the site selection  process  is  very important in determining the potential success of a particular restaurant and senior management devotes substantial time and resources to analyzing each prospective site. The Company focuses on selecting locations which clear stringent hurdles with regards to the return on initial investment. A variety of factors are considered in the site selection process, including local market demographics, site visibility and accessibility (including drive-by traffic and ease of drive-thru accessibility), proximity to competitive operations, and proximity to generators of potential customers, such as major retailers, retail centers, medical or hospital facilities, office complexes, hotel concentrations, and stadiums, arenas, theaters or other entertainment centers. The Company currently uses a software model to assist in the evaluation of potential locations. The software model was developed by the Company using the services of a consulting firm during 1996.

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

      Operations are managed by restaurant general managers who complete an intensive training program during which they are instructed in all areas of Taco Cabana's restaurant operations. Such areas of training include food preparation, customer service, cost controls, facility maintenance, communications skills and employee relations. Restaurant general managers are overseen by division leaders (individuals with responsibility for the operation of multiple restaurants within a market) and by regional Vice Presidents of Operations. An incentive plan has been established in which all restaurant and division leaders participate. Awards under the incentive plan are tied to the achievement of specified sales, profitability and qualitative performance goals.


Franchising Program

     At December 28, 1997, the Company had four franchisees and one joint venture partner operating a total of 11 Taco Cabana restaurants. The Company did not enter into any new franchise agreements during 1997 and does not currently anticipate new franchisee signings during 1998.

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

Employees

     At December 28, 1997, the Company employed approximately 3,000 persons, of whom approximately 2,900 were operations employees and the remainder were corporate personnel. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that are comparable with those of other companies in the restaurant industry operating in its market area. The Company's employees are not covered by a collective bargaining agreement.

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

      The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's food service personnel are paid at rates related to the federal minimum wage and increases in the minimum wage will increase the Company's labor costs. The Company is subject to the Texas "dram-shop" laws and may be subject to the "dram-shop" laws of certain other states. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor further renovations to existing restaurants to meet federally mandated access and use requirements. The cost of these renovations is not expected to be material to the Company.

      The Company believes that it is operating in substantial compliance with applicable laws and regulations governing its operations.

Geographic Concentration

     During fiscal 1997, approximately 93% of the Company's net sales were derived from restaurants located in the State of Texas. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Taco Cabana restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.


ITEM 2.   PROPERTIES

      The Company currently owns 42 of its restaurant buildings, 31 of its sites, and leases the remaining restaurant locations. The Company may purchase a number of its current and future restaurant locations where it is cost effective to do so. Substantially all of Taco Cabana's restaurants are free-standing buildings. The Company has typically needed 120 days after the signing of a lease and obtaining required permits to complete construction and open a new restaurant. Additional time is sometimes needed to obtain certain government approvals and licenses, such as liquor licenses.

      Land leased by the Company is typically leased under "triple net" leases that require the Company to pay real estate taxes and utilities and maintain insurance with respect to the premises and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. The leases have initial terms of 10 to 20 years with options to renew for additional periods which range from 5 to 15 years. Approximately 95% of the Company's current leases have remaining terms or renewal options extending more than five years from December 28, 1997.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is a party to franchise, routine negligence or employment-related litigation in the ordinary course of its business. No such pending matters, individually or in the aggregate, are deemed to be material to the results of operations or financial condition of the Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matter during the fourth quarter of the Company's fiscal year ended December 28, 1997 to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.
                              PART II

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

      The table below sets forth, for the periods indicated, the reported high and low last sale prices of the Company's Common Stock, as reported on the NASDAQ National Market:

                                          High          Low
  Fiscal Year Ended December 28, 1997
    Quarter  Ended  December  28,  1997  $5 11/16     $4 1/16
    Quarter  Ended  September 28,  1997   5 3/4        4
    Quarter  Ended  June  29,  1997       5 1/2        3 15/16
    Quarter  Ended  March  30,  1997      7 3/8        4 3/4

  Fiscal Year Ended December 29, 1996
    Quarter Ended December 29, 1996      $7 3/4       $5 5/16
    Quarter  Ended September 29,  1996    8 3/16       5 9/16
    Quarter  Ended  June  30,  1996       8 7/8        7
    Quarter  Ended  March  31,  1996      6 11/16      5

      As of February 27, 1998, the last reported sale price of the Common Stock on the NASDAQ National Market System was $6.25 per share. As of February 27, 1998, there were approximately 1,000 record holders of Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data, which set forth certain financial information with respect to the Company, have been derived from the financial statements of the Company. The financial statements of the Company for each of the fiscal years in the five-year period ended December 28, 1997 have been audited by Deloitte & Touche LLP, independent certified public accountants. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this report.


                 January 1, January 1, December 31, December 29,December 28,
                   1994 (1)  1995 (2)   1995             1996     1997
                 ---------- --------- ------------- ----------- ------------
                          (in thousands, except per share data)
Income Statement Data:
REVENUES:
Restaurant sales   $95,290  $124,826    $137,191     $131,680  $131,857
Franchise fees
 and royalty income  1,582     2,424       1,342          516       346
                   -------  --------    --------     --------  --------
  Total revenues    96,872   127,250     138,533      132,196   132,203
COSTS AND EXPENSES:
Restaurant cost of
 sales and operating
 costs              77,871   102,236     115,195      107,703   110,440
General and
 administrative      3,393     4,818       6,068        6,445     6,964
Depreciation and
 amortization        4,705     7,112      10,301        9,245     9,659
Special charges (4)      -         -       8,100        2,497    78,738
Litigation
 settlement (3)          -         -           -        3,400         -
Reserve for notes
 and other
 receivables (5)         -        -          3,500          -         -
Total costs
 and expenses       85,969   114,166       143,164     129,290   205,801
                   -------   -------       -------     -------   -------
INCOME  (LOSS)
 FROM OPERATIONS    10,903    13,084        (4,631)      2,906   (73,598)
                   -------   -------       -------     -------   -------
NON-OPERATING
 INCOME (EXPENSE):       3       220        (1,397)     (1,348)   (1,137)
                   -------   -------       -------     -------   -------
INCOME  (LOSS) BEFORE
  INCOME TAXES      10,906   13,3040        (6,028)      1,558   (74,735)
BENEFIT (PROVISION
 FOR INCOME TAXES   (3,850)  (4,784)         2,230        (854)    1,537
                    ------   ------         ------      ------   -------
NET INCOME (LOSS)   $7,056   $8,520        $(3,798)      $ 704  $(73,198)
                    ======  =======        =======       =====  ========
BASIC EARNINGS (LOSS)
  PER SHARE (6)     $ 0.58   $ 0.56         $(0.24)     $ 0.04    $(4.78)
                    ======   ======         ======      ======   =======
DILUTED EARNINGS (LOSS)
  PER SHARE (6)     $ 0.55   $ 0.55         $(0.24)     $ 0.04    $(4.78)
                    ======   ======         ======      ======    ======
Balance Sheet Data:
Total assets      $118,747  $152,222       $148,578    $142,706  $76,260
Line of credit,
 long-term debt and capital
 leases, including
 current maturities  4,730    12,945         19,290      13,668   19,323
Stockholders'
 equity            100,964   115,652        112,327     113,172   36,413
Dividends per
 common share            -         -              -           -        -


(1) Includes results of operations of the acquired Two Pesos restaurants and five acquired franchised restaurants since their respective dates of acquisition.
(2) Includes results of eight acquired franchised restaurants since their respective dates of acquisition.
(3) Includes the 1996 litigation settlement for $3.4 million pre-tax, as described in Note 15 to the Consolidated Financial Statements.
(4) Includes the charge related to the 1995 operations review of $8.1 million, the 1996 write-down of the Company's investment in a joint venture and the accrual of related exit costs of $2.5 million and the 1997 charge for the write down of impaired assets and the closure of seventeen restaurants as described in Note 2 to the Consolidated Financial Statements.
(5) Reserve resulted from the 1995 operations review as described in Note 3 to the Consolidated Financial Statements.
(6) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 12 to the consolidated financial statements.


ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction

      The Company commenced operations in 1978 with the opening of its first Taco Cabana restaurant in San Antonio. As of December
28, 1997, the Company had 98 company-owned restaurants, and 11 franchised restaurants including one joint venture owned restaurant. The Company's revenues are derived primarily from sales by company-owned restaurants, with franchise fees and royalty income contributing less than 1% of total revenues for the 1997 fiscal year.

      Since April 1992, the Company has acquired a total of 58 restaurants. These acquisitions were accounted for under the purchase method of accounting. Goodwill aggregating approximately $47.7 million recognized in connection with these acquisitions is being amortized on a straight-line basis over periods  ranging  from  25 to 40 years.  In  conjunction  with  the special charge that was recorded in the fourth quarter of 1997, goodwill in the amount of $33.1 million was determined to be impaired in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121). See discussion of the special charge hereunder in "Results of Operations - Fiscal 1997 Compared to Fiscal 1996" and Note 2 to the Consolidated Financial Statements.

      During the fiscal year ended December 28, 1997, the Company opened seven restaurants, acquired one restaurant from a franchisee and closed fourteen restaurants. Additionally, franchisees of the Company closed five restaurants.




Results of Operations

      The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain income
statement  data.   The  table also sets  forth  certain  restaurant
data for the periods indicated.
                                      Fiscal Year Ended
                            December 31, December 29, December 28,
                                 1995        1996         1997
Income Statement Data:
REVENUES:
Restaurant sales                 99.0%       99.6%        99.7%
Franchise fees and
 royalty income                   1.0         0.4          0.3
                                -----       -----        -----
Total revenues                  100.0       100.0        100.0
                                =====       =====        =====
COSTS AND EXPENSES:
Restaurant cost of sales (1)     32.1        31.4         30.8
Labor (1)                        26.4        26.3         27.4
Occupancy (1)                     6.0         6.2          6.2
Other restaurant
 operating costs (1)             19.4        17.9         19.3
General and
 administrative costs             4.4         4.9          5.3
Depreciation and amortization     7.4         7.0          7.3
Special charges                   5.8         1.9         59.6
Litigation settlement              -          2.6            -
Reserve for notes and
 other receivables                2.5           -            -
                                -----       -----        -----
INCOME  (LOSS) FROM OPERATIONS   (3.3)        2.2        (55.7)
INTEREST EXPENSE, NET            (1.0)       (1.0)        (0.9)
                                -----       -----        -----
INCOME (LOSS) BEFORE
 INCOME TAXES                    (4.3)        1.2        (56.5)
INCOME TAXES                      1.6        (0.6)         1.2
                                -----       -----        -----
NET INCOME (LOSS)                (2.7)%       0.5%       (55.4)%
                                =====       =====        =====
Restaurant Data:
COMPANY-OWNED RESTAURANTS:
Beginning of period             104         106          104
Opened                           12           1            8
Acquired                          1           -            -
Sold (Refranchised)             (3)           -            -
Closed                          (8)         (3)         (14)
                                ---         ---          ---
End of period                   106         104           98
FRANCHISED RESTAURANTS (2):      21          17           11
                                ---         ---          ---
TOTAL RESTAURANTS:              127         121          109
______________                  ===         ===          ===
     (1) As a percentage of restaurant sales.
     (2) Excludes Two Pesos licensed restaurants.


Fiscal 1997 Compared to Fiscal 1996

      Restaurant Sales. Restaurant sales increased $177,000, or 0.1%, to $131.9 million for fiscal 1997 from $131.7 million for fiscal 1996. The increase in sales is due to an increase in the number of store operating weeks during 1997 compared to 1996. The increase was offset by a decrease in comparable store sales in 1997 compared to 1996. In the aggregate, the number of
operating   weeks  increased  1.6%  in  1997  compared   to   1996.
Comparable  store  sales, defined as Taco Cabana  restaurants  that have been open 18 months or more at the beginning of each quarter, decreased 2.9% during 1997. Much of the decline in comparable store sales occurred during the first six months of the year. Comparable stores sales for the first six months of fiscal 1997 decreased 4.8%, while comparable store sales for the last six months of the year decreased only 0.8%. Management attributes much of the decline during the first six months to unfavorable weather conditions, significant declines in the Colorado market (which was closed in November 1997), and a promotional strategy which highlighted higher priced, premium products in an intensely price competitive landscape. This strategy was changed during the second half of the year to a promotional strategy which continually highlights various meals at a competitive price.

      Franchise Fees and Royalty Income. Franchise and royalty fees decreased $170,000 to $346,000 for 1997, from $516,000 for
1996, due primarily to a decrease in the number of franchises open during 1997 compared to 1996.

       Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.8% in 1997 from 31.4% in 1996. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs,
including   the   continued  negotiation  of  favorable   commodity
pricing.

      Labor. Labor costs, calculated as a percentage of sales, increased to 27.4% for the year ended December 28, 1997 compared to 26.3% in 1996. The increase is due to lower average unit volumes as well as management's commitment to increase staffing levels at the restaurant level in order to provide a consistent guest experience. In addition, approximately 15% of this increase in percentage of sales amount is due to increased labor costs associated with the Colorado market. During January 1997, the Company announced its plans to commit additional resources, primarily in marketing and restaurant level staffing, in an attempt to reverse the negative sales trends and operating losses of this market. The restaurants in the market were closed during November 1997.

      Occupancy. Occupancy costs increased slightly during 1997 compared to 1996. The increase is due to an increase in the number of restaurants open during fiscal 1997 compared to fiscal 1996.

     Other Restaurant Operating Costs. Other restaurant operating costs increased by $1.9 million for the year ended December 28, 1997 compared to the same period of 1996. As a percentage of restaurant  sales,  other restaurant operating costs  increased  to
19.3% for the year ended December 28, 1997 compared to 17.9% in the same period of 1996, primarily due to decreased sales at the restaurant level and additional marketing expenditures during the year ended December 28, 1997. Total marketing expenditures accounted for 4.7% of sales in 1997 versus 3.8% in 1996. Approximately $600,000, or 0.5% of sales, of this increase was due to increased marketing in the Colorado market. It is currently anticipated that marketing expenditures will amount to 3.75% of sales during 1998.

       General and Administrative. General and administrative expenses increased to $7.0 million from $6.4 million, and increased as a percentage of total revenues to 5.3% for the year ended December 28, 1997 from 4.9% for the comparable period in
1996. This increase was primarily attributable to the addition of corporate support staff, as well as an increased level of expenditures to support the Company's operations, offset by lower bonus accruals.

        Depreciation    and   Amortization.     Depreciation    and
amortization expense consisted of the following:

                                           Year Ended
                                           ----------
                                     December 29,  December 28,
                                         1996           1997
                                     ------------  -----------
    Depreciation of property
     and equipment                  $7,079,000      $7,942,000
    Amortization of intangible
     assets                          1,651,000       1,313,000
    Amortization of pre-opening
     costs                             515,000         404,000

     Depreciation expense increased by approximately $863,000 for fiscal 1997 compared to fiscal 1996. The increase was due primarily to restaurant openings during 1997, as well as capital expenditures on existing restaurants during 1997 and 1996. The increase was partially offset by a reduction in depreciation due to the closure of 14 restaurants and the write-down of certain depreciable assets during the fourth quarter of 1997. Amortization of intangible costs decreased by $338,000 primarily due to the write-off of goodwill and other intangible costs during the fourth quarter of 1997. Amortization of pre-opening costs decreased by approximately $111,000 during fiscal 1997 compared to fiscal 1996, due to the decrease in the number of restaurants opened during the most recent twelve-month period compared to the twelve-month period ended December 29, 1996.

      Special Charge. During the fourth quarter of fiscal 1997, management made the decision to close the seven restaurants in its Colorado market. As previously announced, the Company committed substantial resources to this market during 1997 in an attempt to reverse trends of poor sales and losses. The desired results from the implementation of the plan were not achieved and the decision to close the market was made. These seven restaurants had total sales of approximately $3.0 million and operating losses of $2.1 million during the approximately eleven months of 1997 that they were in operation.

     Additionally, the Company continued to experience unfavorable sales trends during 1997, concluding the year with comparable restaurant sales declining 2.9%. However, during the first six months of 1997, comparable restaurant sales declined 4.8%. This trend compelled management to continue its evaluation of the operating model of the Company. During this evaluation, management concluded that certain volumes must be achieved in order to operate individual restaurants in accordance with Company standards. These standards include food quality, cleanliness, speed of service, and profitability. Management reviewed all existing restaurants to determine which restaurants could not reasonably be expected to achieve these volume levels, generally annual revenues of at least $1 million. This led to the decision to close an additional ten restaurants.

     Due to the significance of the closures described above, management performed an evaluation of the recoverability of all remaining assets as described in Statement of Financial
Accounting Standards No. 121 (FAS 121). Management concluded from the results of this evaluation that a significant impairment of intangible as well as long-lived assets was required to be recognized. The impairment was reflective of a market value determined to be less than the carrying value of approximately 40 restaurants, 31 of which were acquired. The assets were tested for impairment by projecting cash flows for individual restaurants based on recent results and trends specific to that restaurant. The undiscounted projected cash flows for each restaurant were compared to the carrying value for that restaurant, including allocated goodwill, where applicable. If the undiscounted cash flows were less than the carrying value, an impairment was deemed to have occurred. The amount of the impairment was determined by calculating the difference between the present value of the projected cash flows and the carrying value attributable to the specific restaurant. The cash flows were discounted using the rate of return the Company utilizes for approving new restaurant construction. Such discounted cash flows are, in management's opinion, the best estimate of the assets current value. Considerable management judgment is necessary to estimate future discounted cash flows. Accordingly, actual results could vary significantly from management's estimates.

     The process described above resulted in the Company's recording a special charge during the fourth quarter of 1997 of $78.7 million pre-tax, $75.7 million after-tax, or $4.94 per share. This amount had the following components:

       Impairment of intangible assets of $33.1 million and impairment of long-lived assets of $22.1 million for restaurants that will continue in operation, based on the FAS 121 analysis described above;
       A provision of $23.3 million for the closure of seventeen restaurants, including all of the restaurants in the Colorado market. The amount was determined in accordance with FAS 121 and is comprised of:
         $13.3 million for the carrying value of the assets, net of estimated proceeds of $1.5 million for the sale of restaurant properties;
         $9.0 million to record the estimated lease related obligations for closed restaurants. This amount was determined as the lesser of the present value of the monthly lease commitments, net of expected sublease receipts, or lease termination provisions;
         $500,000 for severance and relocation benefits paid to employees displaced by the restaurant closures;
         $500,000 for the probable settlement of a franchisee lawsuit related to the Colorado market
        The write-off of other assets totaling $200,000.

     During 1997, the seventeen restaurants contributed a total of $9.6 million in sales, and had operating losses totaling $2.5 million. In addition, the total amount of depreciation an amortization recorded during 1997 relating to assets which were impaired was approximately $3.2 million.

     A total of approximately $473,000 of the amounts accrued had been paid prior to December 28, 1997. It is currently anticipated that payments of approximately $1.5 million will be made under the lease obligations during 1998. It is also anticipated that proceeds of approximately $1.5 million will be realized due to the sale of closed restaurants, although there can be no assurance of the particular price at which any of such properties will be sold.


     Interest Expense, net. Interest expense, net of interest income and interest capitalized on construction costs, decreased to $1.1 million in fiscal 1997 from $1.3 million in fiscal 1996. The difference is due to lower interest expense due to a decrease in the average debt outstanding during 1997 compared to 1996, a reduction in interest income and an increase in interest capitalized on construction cost. The Company earned $76,000 of interest income during 1997, compared to $201,000 of interest income earned during the 1996. The decrease was due to a reduction in short-term investments. In addition the Company capitalized $147,000 of interest during 1997. No interest was capitalized during 1996.

      Net Income (Loss) and Net Income (Loss) Per Share. The Company recorded a net loss of $73,198,000 for 1997 compared to net income of $704,000 for 1996. Net loss per share was $4.78 for 1997 compared to net income per share of $0.04 in 1996. The loss recorded in 1997 includes special charges totaling $78.7 million pretax ($75.7 million after-tax, or $4.94 per share). Excluding these charges, the Company would have reported net income of $2.5 million equal to $0.16 per share in fiscal 1997. Net income in 1996 included charges totaling $5.9 million pretax ($4.0 million after-tax, or 26 cents per share). Excluding these charges, the Company would have reported net income of $4.7 million equal to $0.30 per share for fiscal 1996. Disregarding these charges, management believes that the decrease in income is largely due to declining sales, and increased labor and marketing expenditures. Management has taken steps to address these issues as outlined in the description of the special charge.

Fiscal 1996 Compared to Fiscal 1995

      Restaurant Sales. Restaurant sales decreased by $5.5 million, or 4.0%, to $131.7 million for fiscal 1996 from $137.2 million for fiscal 1995. The decrease in sales was due to a decrease in the number of restaurants open during 1996 compared to 1995 and due to a decrease in comparable store sales in 1996 compared to 1995. In the aggregate, the number of operating weeks declined 2.9% in 1996 compared to 1995. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of each quarter, decreased 2.1% during 1996. Comparable store sales in the Company's core markets of San Antonio, Austin, Houston, and Dallas, which represent over 90% of the Company's sales volume, increased 0.1% during 1996. Management attributes much of the decline in sales to the adverse economic conditions in the Texas - Mexico border market. The Company also experienced a decrease in sales in its Colorado market during 1996.

      Franchise Fees and Royalty Income. Franchise and royalty fees decreased by approximately $826,000 to $516,000 for 1996, compared to approximately $1.3 million for 1995, due primarily to a decrease in fees from new franchise development agreements and related franchise royalties and due to a decrease in the number of franchises open during 1996 compared to 1995.

      Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 31.4% in 1996 from 32.1% in 1995. The decrease was due primarily to improvements in the management of food costs through utilizing increased controls and improved purchasing programs, including the negotiation of favorable commodity pricing at the beginning of 1996.

     Labor. Labor costs calculated as a percentage of restaurant sales improved slightly to 26.3% during 1996 from 26.4% in 1995. The labor costs were negatively impacted due to an increase in salaried restaurant management and a relatively high rate of restaurant management turnover. The turnover was part of the Company's continuing process of raising the standards and accountability within the management ranks of the Company.

      Occupancy. Occupancy costs decreased slightly during 1996 compared to 1995. The decrease is due to a decrease in the number of restaurants open during fiscal 1996 compared to fiscal 1995. As a percentage of restaurant sales, occupancy costs increased to 6.2% in 1996 compared to 6.0% in 1995. The increase was due to decreased sales at the restaurant level.

       Other Restaurant Operating Costs. Other restaurant operating costs as a percentage of restaurant sales decreased to 17.9% in 1996 from 19.4% for 1995. This decrease was due primarily to management's increased focus on unit level operations.

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

        Depreciation   and   Amortization.    Depreciation    and
amortization expense consisted of the following:

                                           Year Ended
                                           ----------
                                     December 31,  December 29,
                                         1995         1996
                                     ------------  ------------
    Depreciation of property and
     equipment                        $6,209,000    $7,079,000
    Amortization of intangible
     assets                            1,663,000     1,651,000
    Amortization of pre-opening
     costs                             2,429,000       515,000

     Depreciation expense increased by approximately $870,000 for the year ended December 29, 1996 compared to the year ended December 31, 1995. The increase was due primarily to restaurant openings during 1995, as well as capital expenditures on existing restaurants during 1996. Amortization of pre-opening costs decreased by approximately $1.9 million in the year ended December 29, 1996 compared to the year ended December 31, 1995, due to the decrease in the number of stores opened during fiscal 1996 compared to fiscal 1995.

      Litigation Settlement. On July 24, 1996, the Company approved the settlement of A.L. Park, et al v. Taco Cabana, Inc., et al., a suit originally filed in September 1995 seeking status as a class action. As a result thereof, the Company recorded a charge of $3.4 million pre-tax, $2.2 million after-tax, or $0.14 per share, during the second quarter of fiscal 1996. Under the terms of the settlement, the plaintiffs received a total of $6.0 million of which the Company's insurance carrier paid $3.05 million. Additionally, the Company has paid approximately $450,000 for legal and related expenses incurred in connection with the settlement

      Special Charge. The Company has a 50% interest in a joint venture which operated three restaurants in the Atlanta market. During the fourth quarter of 1996, the Company decided to write-down its investment in the joint venture and accrue for certain costs associated with the closing of two of the three restaurants operated by the joint venture. This decision resulted in a special charge of approximately $2.5 million pre-tax, $1.7 million after-tax or $0.11 per share. The special charge was comprised of the following:

     Write-down of investment in joint venture       $  1,191,000
     Reserve for notes and accounts receivable            268,000
     Estimated lease obligations                          632,000
     Legal and professional fees                          245,000
     Other costs                                          161,000

Two of the three restaurants in the Atlanta market were closed during the first quarter of 1997. It is currently anticipated that the third restaurant will remain in operation.

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

      Net Income (Loss) and Net Income (Loss) Per Share. The Company recorded net income of $704,000 for 1996 compared to a net loss of $3.8 million for 1995. The recorded net income was 0.5% as a percentage of total revenues for 1996 compared to net loss of 2.7% as a percentage of total revenues for 1995. Income per share was $0.04 for 1996 compared to loss per share of $0.24 in 1995. Disregarding the litigation settlement, the reserve for notes and other receivables and the special charges, the Company would have reported net income of $4.7 million, equal to $0.30 per share or 3.6% as a percentage of revenues, for 1996 compared to $3.5 million, equal to $0.22 per share or 2.5% as a percentage of total revenues, for 1995. Disregarding the litigation settlement and the special charges, management believes that the remaining increase was largely due to better cost controls at the restaurant level as well as a substantial decrease in amortization of pre-opening costs.


Liquidity and Capital Resources

       Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $30 million, including a $5 million unsecured revolving line of credit. As of February 27, 1998, approximately $16.4 million had been used under these commitments.

     Net cash provided by operating activities was $12.9 million for 1997, compared to $12.2 million for 1996. Net cash used in investing activities was $15.4 million for 1997, representing primarily capital expenditures for improvements to existing restaurants, the construction of five free-standing and two non-traditional restaurants, and the conversion of two Sombrero Rosa and two Two Pesos restaurants to the Taco Cabana concept. This compared to $8.7 million for 1996, representing primarily capital expenditures for improvements to existing restaurants, the construction of one restaurant, and the purchase of two pieces of land for future development. Net cash provided by financing activities was $2.1 million for 1997 representing primarily net borrowings under the Company's credit facilities, offset in part by the purchase of $3.6 million of the Company's stock in market transactions, which is held as treasury stock. This compared to net cash used by financing activities of $5.5 million in 1996 representing primarily repayment of the Company's line of credit and long term debt.

     On April 16, 1997, the Company's Board of Directors approved a plan to repurchase up to 1,500,000 shares of the Company's Common Stock. As of December 28, 1997 the Company had repurchased 871,937 shares at an average cost of $4.08 per share. The timing, price, quantity and manner of remaining purchases, if any, will be made at the discretion of management and will be dependent upon market conditions. The Company has funded the repurchases through available bank credit facilities, as well as the liquidation of the Company's short term investment portfolio. Remaining purchases, if any, will be funded through a combination of cash provided by operations and available bank credit facilities.

     The special charge recorded in the fourth quarter of 1997 included an accrual of approximately $9.0 million for closed restaurant liabilities. A total of approximately $473,000 of the amounts accrued had been paid prior to December 28, 1997. It is currently anticipated that payments of approximately $1.5 million will be made under lease and other obligations during 1998. It is also anticipated that proceeds of approximately $1.5 million will be realized due to the sale of closed restaurants, although there can be no assurance of the particular price at which any of such properties will be sold.

    The special charge recorded during the fourth quarter of 1996 included an accrual of approximately $1.0 million for the estimated lease obligations, legal and professional costs and other costs associated with the closing of two of the three restaurants operated by a joint venture in which the Company has a 50% interest. Cash requirements for this accrual were approximately $35,000 for the year ended December 28, 1997.

     The special charge recorded in the second quarter of 1995 included an accrual of approximately $1.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $333,000 in 1997. During 1997, the Company sold properties relating to the 1995 special charge which resulted in proceeds of $603,000, which approximated the carrying value of the assets sold. Subsequent to December 28, 1997, the company sold properties relating to the special charge which resulted in proceeds of $1.3 million, which approximated the carrying value of the assets sold. The Company currently has one closed restaurant property for sale which was covered by the 1995 special charge. Although there can be no assurance of the particular price at which such property will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of this property. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $900,000 during 1997.

     The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1998, including the planned opening of eight to ten restaurants and the reimaging of 20 to 25 restaurants. Total capital expenditures related to new restaurants are estimated to be $12.0 to $15.0 million. The total for other capital expenditures, including the cost of the reimagings, is estimated to be $7.5 to $8.5 million. Total capital expenditures for 1998 are expected to approximate $19.5 to $23.5 million.

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

Year 2000 Issue

      The Company relies to a large extent on computer technology to carry out its day-to-day operations. Many software products in the marketplace are only able to recognize a two digit year date and therefore will recognize a date using "00" as the year
1900 instead of the year 2000 (the "Year 2000 Issue"). This problem could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

      Based on a recent assessment, the Company has determined that it will be required to modify or replace significant portions of its software so that its systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the effects of the Year 2000 Issue upon its operations can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The Company has initiated formal communications with all significant suppliers to determine the extent to which the
Company is vulnerable to those third parties' failure to remediate Year 2000 Issue effects upon their own operations, products or services. The Company's total Year 2000 Issue project cost and estimates to complete include estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company will use both internal and external resources to reprogram, or replace, and test software for Year 2000 Issue modifications. The Company plans to complete the Year 2000 Issue project by December 31, 1998. The total cost of the Year 2000 Issue project is estimated to be $600,000, of which the Company has incurred $400,000 relating to the purchase of new software. The costs relating to the Year 2000 Issue are being financed through operating cash flows and borrowings from the Company's available credit facilities. Of the total project cost, the majority is attributable to the purchase of new software which will be capitalized. The remaining amount, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations. To date, the costs the Company has incurred and expensed relating to the assessment of, and preliminary efforts in connection with, its Year 2000 Issue and the development of a remediation plan have not had a material effect on the results of operations.

      The costs of the project and the date on which the Company plans to complete the Year 2000 Issue project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Specific factors that that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties.
Forward-Looking Statements

      Statements in this Annual Report, including those contained in the foregoing discussion and other items herein, concerning the Company which are (a) projections of revenues, capital expenditures, costs and expenses or other financial items, (b) statements of plans and objectives for future operations, (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices; actions of our customers and competitors; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigations or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unantincipated events.



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


ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The directors and executive officers of the Company and their respective ages are as follows:

     Name                     Age       Position

     Stephen V. Clark          44       Chief Executive Officer,
                                        President and Director
     James A. Eliasberg        40       Executive Vice President
                                        and General Counsel
     David G. Lloyd            34       Senior Vice President -
                                        Finance, Chief Financial
                                        Officer, Secretary
                                        and Treasurer
     Douglas Gammon            51       Senior Vice President  -
                                        Human Resources and People
                                        Development
     William J. Nimmo          43       Director
     Richard Sherman           54       Director
     Cecil Schenker            55       Director
     Lionel Sosa               58       Director


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

      Mr. Gammon joined the Company in March 1997 as Senior Vice President, Human Resources and People Development. From December 1989 to March 1997, Mr. Gammon served as Vice President of Human Resources at Marriott International which has over 15,000 employees in 50 states. Mr. Gammon has over 18 years of experience in the human resources field as well as over six years experience in restaurant operations. He was the past President for the Council of Hotel and Restaurant Trainers.

      Mr. Nimmo has served as a director of the Company since November 1991. Since May 1997, Mr. Nimmo has been a Partner with Halpern, Denny & Co., a venture capital firm in Boston Massachusetts. Prior to that, Mr. Nimmo served as Managing Director of Cornerstone Equity Investors, Inc., and its predecessor firm, Prudential Equity Investors, Inc., since September 1989.

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

      Mr. Schenker has been a director of the Company since January 1992. Mr. Schenker is a corporate securities attorney and is the managing partner of the San Antonio, Texas office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., of which Mr. Schenker has been a partner through his professional corporation since January of 1984. Akin, Gump, Strauss, Hauer & Feld, L.L.P. has regularly performed legal services for the Company. Mr. Schenker is also a director of LOT$OFF Corporation, formerly 50-Off Stores, Inc.

      Mr. Sosa has been a director of the Company since August, 1997. Mr. Sosa has served as the Chief Executive Officer of KJS Marketing Agency since January 1996. From 1994 to 1996 he served as Chairman of DMB&B/Americas, a network of advertising agencies in the U.S. and Latin America. In 1980 Mr. Sosa founded the agency of Sosa, Bromley, Aguilar, Noble & Associates, an advertising agency specializing in Hispanic marketing in the U.S. Mr. Sosa sold Sosa, Bromley, Aguilar, Noble & Associates in 1994. Mr. Sosa is currently a Director of the Children's Television Workshop Network.

      The Board of Directors has a compensation and stock option committee which currently consists of William J. Nimmo, Richard Sherman and Lionel Sosa. The Board of Directors also has an audit committee which currently consists of William J. Nimmo, Richard Sherman, Lionel Sosa and Cecil Schenker. The Board of Directors does not currently have a nominating committee. All directors serve for a term of one year and until their successors are duly elected. Each director who is not also an employee of the Company receives an annual retainer of $25,000, and an attendance fee of $2,500 per Board meeting for up to four meetings each year. All non-employee directors are reimbursed for their expenses.

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

      To the Company's knowledge, all Section 16(a) filing requirements applicable to the Company's officers, directors, and 10% stockholders were complied with, except for one late filing as to a Form 3 for Douglas Gammon.

ITEM 11.  EXECUTIVE COMPENSATION

      Summary Compensation Table. The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and the Company's other executive officers (collectively the "named executive officers"):

                   Summary Compensation Table

                    Annual Compensation         Long-Term Compensation
                    --------------------       ------------------------
                                                                 Pay-
                                                  Awards         outs
                                            ------------------- ------
                                   Other               Securites       All
                                  Annual   Restricted  Underlying LTIP Other
  Name and                        Compen-  Stock       Options/   Pay- Compen-
  Principal Fiscal  Salary  Bonus sation   Award(s)     SARs      outs sation
  Position   Year      ($)    ($)  ($)(1)    ($)         (#)      ($)   ($)

Stephen V.   1997  255,420         -      -       -           -        -     -
Clark,
Chief        1996  233,404         -      -       -           -        -     -
Executive
Officer,     1995  152,455(2) 50,000      -       -     200,000        -     -
President ,
Chief
Operating
Officer
James A.     1997  191,877         -      -       -           -        -     -
Eliasberg,
Executive    1996  189,235         -      -       -           -        -     -
Vice
President    1995  175,025         -      -       -     200,000        -     -
and General
Counsel
David G.     1997  143,528         -      -       -           -        -     -
Lloyd,
Senior Vice  1996  135,138         -      -       -           -        -     -
President,
Chief        1995  117,605         -      -       -      75,000        -     -
Financial
Officer,
Secretary
and
Treasurer
Douglas      1997  113,820(3)      - 55,135(4)    -      75,000        -     -
Gammon
Senior Vice
President -
Human
Resources
and
People
Development

__________________

(1) Certain of the Company's executive officers receive personal benefits in addition to salary; however, the Company has concluded that the aggregate amounts of such personal benefits do not exceed the lesser of $50,000 or 10% of annual salary and bonus reported for any named executive officer.
(2)  Mr. Clark joined the Company in April 1995.
(3)  Mr. Gammon joined the Company in March 1997.
(4)  Represents relocation expense reimbursements.








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

Stock Option Plans and Directors' Options

      Under the Taco Cabana, Inc. 1990 Stock Option Plan (the "1990 Option Plan"), amended in August 1992, and the 1994 Stock Option Plan (the "1994 Option Plan"), amended in August 1997, options to purchase up to 1,500,000 and 1,250,000 shares, respectively, of Common Stock may be granted to employees, outside directors and consultants and advisers of the Company or any subsidiary corporation or entity. The stock is intended to permit the Company to retain and attract qualified individuals who will contribute to its overall success. Shares that by reason of the expiration of an option (other than by reason of exercise) or which are no longer subject to purchase pursuant to an option granted under an Option Plan may be reoptioned thereunder. The 1990 and 1994 Option Plans are administered by a committee of outside directors (the "Committee"). The Committee sets specific terms and conditions of options granted under the 1990 and 1994 Option Plans and administers the 1990 and 1994 Option Plans, as well as the Company's other employee benefit plans which may be in effect from time to time. The Committee currently consists of William J. Nimmo, Lionel Sosa, and Richard Sherman.

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

      The 1994 Option Plan provides that each outside director will automatically receive a grant of 3,000 nonqualified stock options each year on the fifth business day following the first public release of the Company's audited earnings report on results of operations for the preceding fiscal year. Each such option will become exercisable in whole or in part on the first anniversary of the award through the balance of its ten-year term. Subject to availability of shares allocated to the 1994 Option Plan and not already reserved for other outstanding stock options, outside directors who join the Board in the future will in addition receive an initial grant of options for 20,000 shares, which will become exercisable in five equal increments beginning on the first anniversary of the award and on each of the next four succeeding anniversary dates. Such options will be exercisable for a term of ten years. Such options will be awarded upon their appointment or election to the Board. Options, once granted and to the extent exercisable, will remain exercisable throughout their term, regardless of whether the holder continues as a director. The exercise price of the options is equal to 100% of the fair market value of a share of Common Stock at the time of grant.

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

      As of December 28, 1997, options for 635,158 shares of common stock had been granted under the 1990 Option Plan and were outstanding, with a weighted average exercise price of $6.11 per share, and no additional shares were available for issuance upon exercise of options which may be granted in the future. As of December 28, 1997, options for 864,842 shares had been exercised.

      As of December 28, 1997, options for 715,717 shares of common stock had been granted under the 1994 Option Plan and were outstanding, with a weighted average exercise price of $5.23 per share, and 534,283 additional shares were available for issuance upon exercise of options which may be granted in the future. As of December 28, 1997, no options had been exercised.


      Stock  Option Grant Table.  The following table sets  forth certain  information  concerning options  granted  to  the  named
executive  officers  during  the  Company's  fiscal  year   ended
December 28, 1997:
                  Option Grants in Last Fiscal Year

                                                     Potential Realizable
                      Percent of                       Value at Assumed
                     Total Options                     Annual Rates of
                      Granted to                         Stock Price
                      Employees  Excercise               Appreciation
            Options      in       or Base  Expir-      for Option Term(2)
            Granted    Fiscal      Price   ation     -------------------
   Name       #(1)      Year      ($/Sh)    Date        5%($)   10%($)
-----------------------------------------------------------------------
Stephen V.
Clark            -         -          -        -           -         -
James A.
Eliasberg        -         -          -        -           -         -
David G.
Lloyd            -         -          -        -           -         -
Douglas
Gammon      50,000(3)     13%     $5.25    3/10/07   $165,085  $418,357
            25,000(3)      7%      4.5    11/17/07     74,681   189,257
-----------------------------------------------------------------------

(1) All such stock options were granted for the number of shares indicated at an exercise price equal to the fair market value of the Common Stock on the date of grant as determined by the Company's Board of Directors. All such stock options noted above were granted 10 years prior to the noted expiration date. The options become exercisable beginning one year after the date of grant in five equal annual installments. The Company's current Option Plans do not make provision for the award of stock appreciation rights ("SARs") and the Company has no SARs currently outstanding.

(2) As required by rules of the Securities and Exchange Commission ("SEC"), potential values stated are based on the assumption that the Company's Common Stock will appreciate in value from the date of grant to the end of the option term (ten years from the date of grant) at annualized rates of 5% and 10% (total appreciation of approximately 63% and 159%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Common Stock.

(3) Upon occurrence of a change of control of Taco Cabana, as defined in the related Stock Option Agreements, all outstanding options, to the extent not exercisable, will immediately become exercisable.









Stock Option Exercises and Holdings Table. The following table provides information concerning the exercise of options and value of unexercised options held by the named executive officers at December 28, 1997:

          Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                Shares
               Aquired   Value
                  on     Real-  Number of Unexercised   Value of Unexercised
               Exercise  ized         Options           In-the-Money Options
                 (#)      ($)  at Fiscal Year End(#)  at Fiscal Year End($)(1)
-----------------------------------------------------------------------------
                                Exercis-  Unexercis-     Exercis-  Unexercis-
                                  able        able         able       able
-----------------------------------------------------------------------------
Stephen V. Clark    -       -    80,000     120,000           -        -
James A. Elisaberg  -       -   104,000     120,000     $35,640        -
David G. Lloyd      -       -    45,000      55,000           -        -
Douglas Gammon      -       -         -      75,000           -        -


(1) Values stated are based on the last sale price of $4.63 per share of the Company's Common Stock on the NASDAQ National Market System on December 26, 1997, the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year.




Compensation Committee Interlocks and Insider Participation

      None.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

       The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of March 1, 1998, by: (i) each person known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each named executive officer of the Company, (iii) each director of the Company, and (iv) all directors and officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                 Shares Beneficially Owned
        Name                       Number         Percent

     Stephen V. Clark  (1)        88,063            *

     James A. Eliasberg  (2)     188,750           1.2%

     David G. Lloyd  (3)          52,800            *

     Douglas Gammon  (4)          10,000            *

     William J. Nimmo  (5)         3,817            *

     Richard Sherman  (6)         77,003            *

     Cecil Schenker  (7)          97,503            *

     Lionel Sosa  (8)             20,000            *

     Massachusetts Financial
     Services Co.  (9)         1,310,970           8.6%

     Dimensional Fund
     Advisors, Inc. (10)       1,000,764           6.6%

     All directors and
     officers as
     a group (8 persons(11)      537,936           3.5%
___________________________
*    Less than 1%.

(1) Includes 80,000 shares subject to presently exercisable options (or those exercisable within 60 days). Excludes
     120,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(2) Includes 104,000 shares subject to presently exercisable options (or those exercisable within 60 days). Excludes
     120,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(3)  Includes   45,000  shares  issuable  pursuant  to  presently
     exercisable options (or those exercisable within 60 days). Excludes 55,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(4)  Represents shares issuable pursuant to presently exercisable
     options  (or  those exercisable within 60  days).   Excludes
     65,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(5) Excludes 23,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(6)  Represents  shares subject to presently exercisable  options
     (or  those  exercisable  within 60 days).   Excludes  13,000
     shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(7)  Represents  shares subject to presently exercisable  options
     (or  those  exercisable  within 60 days).   Excludes  13,000
     shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(8) Excludes 23,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(9) Based upon Schedule 13G, filed jointly in February 1996, and amended in February 1998, indicating beneficial ownership as stated in the table, and shared dispositive power as to all shares beneficially owned. Included in the joint filing were Massachusetts Financial Services Company ("MFS"), indicating beneficial ownership of 1,310,970 shares and sole dispositive power as to 1,310,970 shares and MFS Series Trust II - MFS Emerging Growth Fund ("MEG"), indicating 962,395 shares beneficially owned by MFS as well as MEG. Address: 500 Boylston Street, Boston, Massachusetts 02116.
(10) Based on Schedule 13G, filed in February 1997, and amended in February 1998, indicating beneficial ownership and sole dispositive power as stated in the table and sole voting power as to 665,464 shares. Address: 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(11) Includes 413,506 shares subject to presently exercisable options (or those exercisable within 60 days). Excludes
     432,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       See   "Compensation  Committee  Interlocks   and   Insider
Participation"  for  certain  relationships  and  related   party
transactions.


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM 8-K

      (a) The following documents are filed as part of this report:

Financial Statements

Independent Auditors' Report
Consolidated Balance Sheets at December 29, 1996 and December 28,1997
Consolidated  Statements  of  Operations  for  the  years   ended
 December 31, 1995, December 29, 1996 and December 28, 1997 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, December 29, 1996 and December 28, 1997
Notes to Consolidated Financial Statements

Financial Statement Schedules

No financial statement schedules are submitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated
Financial Statements or notes thereto.

Exhibits

3.1       Restated Certificate of Incorporation,  filed  on
          December 29, 1993.  (b)

3.2       Bylaws of Registrant.  (a)

4.1       Form of Common Stock Certificate.  (a)

4.2       Rights Agreement dated as of June 9, 1995, between Taco
          Cabana, Inc. and Society National Bank, as  Rights
          Agent.   (d)

10.1* Employment Agreement dated April 24, 1995 between the Registrant and Stephen V. Clark. (c)

10.5      Sample Franchise Agreement.  (a)

10.6      Sample Franchise Development Agreement.  (a)

10.7      Sample Beverage Sublease Agreement.  (a)

10.8      Sample Concessionaire Management Agreement.  (a)

10.9*     Amended and Restated Stock Option Plan.  (a)

10.14*    1994 Stock Option Plan.  (b)

10.15     Employment  Agreement dated April 24, 1995 between  the
          Registrant and James Eliasberg.  (e)

10.16     Second  Amended Loan Agreement with International
          Bank of Commerce.  (e)

21.       Subsidiaries of the Registrant.  (f)

23.       Consent of Deloitte & Touche LLP.  (f)

24. Powers of attorney to sign amendments to this report. Reference is made to the signature page of this report.

27.       Financial Data Schedule. (f)
________________________

*         Executive compensation plan or arrangement.

(a) Filed as an exhibit to Form S-1 Registration Statement No. 33-51430, effective October 16, 1992.
(b)       Filed  as an exhibit to Form 10-K for the fiscal  year
          ended January 1, 1995.
(c)       Filed  as an exhibit to Form 10-K for the fiscal  year
          ended December 31, 1995.
(d)       Filed   as  an   exhibit to   Form  8-A   Registration
          Statement   No.   0-20716,  effective June 9,   1995.
(e) Filed as an exhibit to Form 10-K for the fiscal year ended December 29, 1996.
(f)       Filed herewith.

          (b)      Reports on Form 8-K
                   Press release relating to the closure of Colorado market and Special Charge filed December 24, 1997.


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       TACO CABANA, INC.



                       By: STEPHEN V. CLARK
                           ----------------
                           Stephen V. Clark
                           Chief  Executive Officer and President


     Date:  March 27, 1998

     Each person whose signature appears below authorizes Stephen
V. Clark and David G. Lloyd or either of them, each of whom may act without joinder of the other, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such
changes  in  such  report  as  such  attorney-in-fact  may   deem
appropriate.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature               Title                           Date


    STEPHEN V. CLARK   Chief Executive Officer,    March 27, 1998
    ----------------   President and Direcor
    Stephen V. Clark   (Principal Executive Officer)



    DAVID G. LLOYD     Senior Vice President -      March 27, 1998
    --------------     Finance, Chief Financial
    David G. Lloyd     Officer, Secretary and Treasurer
                       (Principal Financial and
                       Accounting Officer)


    WILLIAM J. NIMMO   Director                      March 27, 1998
    ----------------
    William J. Nimmo





    RICHARD SHERMAN    Director                      March  27, 1998
    ---------------
    Richard Sherman


    CECIL SCHENKER     Director                      March  27, 1998
    --------------
    Cecil Schenker


    LIONEL SOSA        Director                      March  27, 1998
    -----------
    Lionel Sosa


TACO CABANA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Page

Consolidated Financial Statements:
 Independent Auditors' Report                                  F-2
 Consolidated Balance Sheets at December 29, 1996 and
  December 28, 1997                                            F-3
 Consolidated Statements of Operations for the Years Ended
  December 31, 1995, December 29, 1996 and December 28, 1997 F-4 Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1995, December 29, 1996 and
  December 28, 1997                                            F-5
 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, December 29, 1996 and December 28, 1997   F-6
 Notes to Consolidated Financial Statements                    F-8












INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Taco Cabana, Inc.

We have audited the accompanying consolidated balance sheets of Taco Cabana, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taco Cabana, Inc. and subsidiaries at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


San Antonio, Texas
February 2, 1998


TACO CABANA, INC.

CONSOLIDATED BALANCE SHEETS

                                      December 29,   December 28,
ASSETS                                    1996           1997

CURRENT ASSETS:
Cash and cash equivalents              $     748,000   $     339,000
Receivables, net                             792,000         502,000
Inventory                                  1,858,000       2,105,000
Prepaid expenses                           1,482,000       1,704,000
Federal income taxes receivable              363,000         200,000
Deferred income taxes                      1,827,000               -
                                       -------------   -------------
  Total current assets                     7,070,000       4,850,000

PROPERTY AND EQUIPMENT, net               88,963,000      59,540,000
NOTES RECEIVABLE, net                        738,000         344,000
INTANGIBLE ASSETS, net                    45,394,000      11,293,000
OTHER ASSETS                                 541,000         233,000
                                       -------------   -------------
TOTAL ASSETS                           $ 142,706,000   $  76,260,000
                                       =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                       $   4,181,000   $   4,430,000
Accrued liabilities                        3,171,000       6,266,000
Current maturities of long-term debt       2,409,000       1,573,000
and capital leases
Line of credit                               625,000       4,223,000
                                       -------------   -------------
  Total current liabilities               10,386,000      16,492,000

LONG-TERM OBLIGATIONS, net of current
maturities:
Capital leases                             4,041,000       2,357,000
Long-term debt                             6,593,000      11,170,000
                                       -------------   -------------
  Total long-term obligations             10,634,000      13,527,000

ACQUISITION AND CLOSED RESTAURANT          4,212,000       9,126,000
LIABILITIES
DEFERRED LEASE PAYMENTS                      657,000         702,000
DEFERRED INCOME TAXES                      3,645,000               -
STOCKHOLDERS' EQUITY:
Preferred stock, series A; $.01 par                 -               -
value, 100,000 shares authorized
Common stock; $.01 par value,
30,000,000 shares
authorized15,706,537 and 14,834,600
shares issued and outstanding at
December 29, 1996 and December 28,
1997, respectively -
                                            157,000         157,000
Additional paid-in capital                97,095,000      97,095,000
Retained earnings (deficit)               15,920,000    (57,278,000)
Treasury stock, at cost - 871,937
shares                                             -     (3,561,000)
                                       -------------   -------------
  Total stockholders' equity             113,172,000      36,413,000
                                       -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $ 142,706,000   $  76,260,000
                                       =============   =============

See notes to consolidated financial statements.


TACO CABANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Year Ended
                                       ----------
                        December 31,  December 29, December 28,
                            1995          1996         1997

REVENUES:
Restaurant sales         $137,191,000 $131,680,000    $131,857,000
Franchise fees and
royalty income              1,342,000      516,000         346,000
                         ------------ ------------    ------------
  Total revenues          138,533,000  132,196,000     132,203,000
                         ------------ ------------    ------------
COSTS AND EXPENSES:
Restaurant cost of sales   44,083,000  41,336,000      40,668,000
Labor                      36,262,000  34,653,000      36,169,000
Occupancy                   8,192,000   8,161,000       8,185,000
Other restaurant
operating costs            26,658,000  23,553,000      25,418,000
General and
administrative              6,068,000   6,445,000       6,964,000
Depreciation and
amortization               10,301,000   9,245,000       9,659,000
Special charges             8,100,000   2,497,000      78,738,000
Litigation settlement               -   3,400,000               -
Reserve for notes and
other receivables           3,500,000           -               -
                         ------------ -----------    ------------
Total costs and
  expenses                143,164,000 129,290,000     205,801,000
                         ------------ -----------    ------------
INCOME  (LOSS) FROM
OPERATIONS                (4,631,000)   2,906,000     (73,598,000)

INTEREST EXPENSE, NET     (1,397,000)  (1,348,000)     (1,137,000)
                         ------------ ------------    -----------
INCOME  (LOSS) BEFORE
INCOME TAXES              (6,028,000)   1,558,000     (74,735,000)

BENEFIT (PROVISION) FOR
INCOME TAXES                2,230,000    (854,000)       1,537,000
                         ------------ ------------    ------------
NET INCOME (LOSS)         $(3,798,000)  $  704,000    $(73,198,000)
                         ============ ============    ============
BASIC AND DILUTED
EARNINGS PER SHARE        $     (0.24)  $     0.04    $      (4.78)
                         ============ ============    ============
See notes to consolidated financial statements.

TACO CABANA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        Preferred                 Additional
          Stock   Common Stock    Additional                  Treasury Stock
       --------- ---------------   Paid-in      Retained     -----------------
         Amount  Shares   Amount    Capital     Earnings       Shares   Amount

BALANCE,
January 2,
1995       $- 15,561,162$156,000 $96,482,000  $19,014,000       - $         -
Options
exercised   -    120,000   1,000     375,000            -       -           -
Tax
benefit
from stock
options     -          -       -      97,000            -       -           -
Net loss    -          -       -           -   (3,798,000)      -           -
          --- ---------- --------  ----------  -----------  ------- ----------
BALANCE,
December 31,
1995        - 15,681,162 157,000  96,954,000   15,216,000        -          -
Options
exercised   -     25,375       -     119,000             -       -          -
Tax
benefit
from stock
options     -          -       -      22,000             -       -          -
Net income  -          -       -           -       704,000       -          -
          --- ---------- -------   ---------   -----------   ------- ---------
BALANCE,
December 29,
1996        - 15,706,537 157,000  97,095,000    15,920,000       -          -
Purchase
of stock    -          -       -           -             - 871,937 (3,561,000)
Net loss    -          -       -           -   (73,198,000)      -          -
          --- ---------- -------  ----------    ---------- -------- ----------
BALANCE,
December 28,
1997       $- 15,706,537$157,000 $97,095,000  $(57,278,000)871,937$(3,561,000)
          === ========== =======  ==========   =========== ======= ===========
See notes to consolidated financial statements.

TACO CABANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Year Ended
                                             ----------
                                December 31, December 29, December 28,
                                    1995         1996         1997

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)               $(3,798,000)   $  704,000 $(73,198,000)
Adjustments to reconcile net
income (loss) to net cash
provided by operating
activities:
  Depreciation and amortization   10,301,000    9,245,000    9,659,000
  Deferred income taxes              386,000      450,000  (1,818,000)
  Special charges                  8,100,000    2,497,000   78,738,000
  Reserve for notes and other
  receivables                      3,500,000            -            -
  Capitalized interest             (117,000)     (12,000)    (147,000)
  Deferred income and lease
  payments                         (687,000)    (278,000)    (157,000)
  (Increase) decrease in assets:
    Receivables                    (953,000)      291,000      634,000
    Inventory                         2,000       (12,000)    (656,000)
    Prepaid expenses and other
    assets                          (780,000)      203,000  (1,018,000)
    Federal income taxes receivable
                                 (2,415,000)    2,414,000      163,000
    Other assets                    526,000       393,000       58,000
  Increase (decrease) in
  liabilities:
    Accounts payable and accrued
    liabilities                  (5,237,000)  (3,009,000)    2,328,000
    Acquisition and closed
restaurant liabilities           (3,052,000)    (676,000)  (1,656,000)
                                ------------  -----------  -----------
Net cash provided by operating
activities                         5,776,000   12,210,000   12,930,000
                                ------------  -----------  -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of property and
equipment                       (18,738,000)  (9,188,000) (16,812,000)
Proceeds from sales of property
and equipment                      1,179,000      846,000    1,379,000
Investment in joint venture        (186,000)    (388,000)            -
                                ------------  -----------  -----------
Net cash used by investing
activities                      (17,745,000)  (8,730,000) (15,433,000)
                                ------------  -----------  -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of long-
term debt and draws on line of
credit                            19,038,000            -   18,423,000
Principal payments under long-
term debt and line of credit    (11,823,000)  (5,398,000) (11,074,000)
Principal payments under capital
leases                             (148,000)    (224,000)  (1,694,000)
Purchase of treasury stock                 -            -  (3,561,000)
Exercise of stock options            376,000      141,000            -
                                ------------  -----------  -----------
Net cash provided (used) by
financing activities               7,443,000  (5,481,000)    2,094,000
                                ------------  -----------  -----------
NET DECREASE IN CASH             (4,526,000)  (2,001,000)    (409,000)

CASH AND CASH EQUIVALENTS,
beginning of period                7,275,000    2,749,000      748,000
                                ------------  -----------   ----------
CASH AND CASH EQUIVALENTS, end
of period                         $2,749,000   $  748,000   $  339,000
                                ============  ===========   ==========
                                                           (Continued)


TACO CABANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


SUMMARY OF NON-CASH TRANSACTIONS

During 1996, the Company closed one restaurant and charged its net book value of $139,000 to acquisition and closed restaurant liabilities.

During 1995, the Company closed four restaurants and charged their net book value of $2.1 million to acquisition and closed restaurant liabilities. Also, the Company sold three restaurants to various franchisees in exchange for $1.2 million in notes receivable during 1995. Capital leases in the amount of $405,000 were terminated due to the sale of one of these restaurants.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                            Year Ended
                                            ----------
                              December 31, December 29, December 28,
                                  1995         1996         1997

Cash paid for interest, net
of interest capitalized        $ 1,672,000   $ 1,144,000   $1,171,000
Cash received for income
taxes                            1,126,000     2,504,000        4,000
Cash paid for income taxes         580,000       477,000       74,000
                                                         (Concluded)


TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
   OPERATIONS

   Nature of Operations - Taco Cabana, Inc. (the "Company") operates a chain of Mexican patio style fast food restaurants located primarily in the Southwestern United States. At December 28, 1997, the Company owned and operated a total of 98 units, 96 under the "Taco Cabana" name and two under the "Two Pesos" name. There were also 11 Taco Cabana franchise units.

   Principles  of  Consolidation  -  The  consolidated  financial statements  include  all  accounts  of  the  Company  and  its
   wholly-owned   subsidiaries.   All  significant  inter-company
   balances and transactions have been eliminated.

   Fiscal Year - The Company's accounting period is based upon a 52 or 53 week fiscal year ending on the Sunday closest to December 31. The fiscal years 1995, 1996 and 1997 were comprised of the 52 weeks ending December 31, 1995, December 29, 1996, and December 28, 1997, respectively.

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

   Liquor Sales - To conform to state liquor laws, liquor licenses are maintained and liquor sales are accounted for by a separate liquor corporation. The liquor corporation pays the Company a management fee based on liquor sales, reimburses the Company for its share of operating costs, and pays base and additional rent based on liquor sales. In order to more accurately reflect restaurant operations, all revenues and expenses relating to liquor sales have been included in the consolidated financial statements of the Company.

   Inventory  -  Inventory is stated at the lower of  cost  using
   the   first-in,  first-out  method  or  market,  and  consists
   primarily of food products, beverages and paper supplies.

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


TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
   OPERATIONS (Continued)

   Intangible Assets - Goodwill, or the excess of acquisition costs over the fair market value of the assets acquired and liabilities assumed, is amortized using the straight-line method over 25 to 40 years. The trade name and the rights to the Taco Cabana name are amortized using the straight-line method over 40 years. Non-compete agreements are amortized using the straight-line method over their estimated useful lives, ranging from five to fifteen years. Management assesses the recoverability of goodwill on the basis of actual and undiscounted, projected cash flows from the restaurants acquired. Should projected cash flows not be sufficient to recover the Company's investment, including any recorded goodwill, management utilizes either a discounted cash flow basis or other determination of current fair value, in order to determine the amount of the impairment.

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

   Earnings (Loss) Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which requires presentation of basic and diluted earning per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential  dilution  that could occur if securities  or  other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the year ended December 28, 1997. All prior year weighted average and per share information has been restated in accordance with SFAS No.
   128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

   Statements  of  Cash Flows - For purposes  of  reporting  cash
   flows,   the   Company  considers  all  highly   liquid   debt
   instruments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
   OPERATIONS (Continued)

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

   Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as included in Note 13.

   Reclassifications - Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the presentation and classification used in fiscal
   1997.


2. SPECIAL CHARGES

   During fiscal 1995, 1996 and 1997, the following special charges are included in the Company's consolidated financial statements:
                                       Year Ended
                                       ----------
                         December 31, December 29, December 28,
                             1995         1996         1997

   Special charge         $8,100,000   $2,497,000  $78,738,000
   Income tax benefit     (3,000,000)    (747,000)  (3,018,000)
   Impact on net income
    (loss)                 5,100,000    1,750,000   75,720,000
   Impact on net income
    (loss) per share       $    0.33     $   0.11     $   4.94

   Fiscal 1997 - During the fourth quarter of fiscal 1997, management made the decision to close the seven restaurants in its Colorado market. As previously announced, the Company committed substantial resources to this market during 1997 in an attempt to reverse trends of poor sales and losses. The desired results from the implementation of the plan were not achieved and the decision to close the market was made. These seven restaurants had total sales of approximately $3.0 million and operating losses of $2.1 million during the approximately eleven months of 1997 that they were in operation.



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SPECIAL CHARGES (Continued)

   Additionally, the Company continued to experience unfavorable sales trends during 1997, concluding the year with comparable restaurant sales declining 2.9%. However, during the first six months of 1997, comparable restaurant sales declined 4.8%. This trend compelled management to continue its evaluation of the operating model of the Company. During this evaluation, management concluded that certain volumes must be achieved in order to operate individual restaurants in accordance with Company standards. These standards include food quality, cleanliness, speed of service, and profitability. Management reviewed all existing restaurants to determine which restaurants could not reasonably be expected to achieve these volume levels, generally annual revenues of at least $1 million. This led to the decision to close an additional ten restaurants.

   Due to the significance of the closures described above, management performed an evaluation of the recoverability of all remaining assets as described in Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Management concluded from the results of this evaluation that a significant impairment of intangible as well as long-lived assets was required to be recognized. The impairment was reflective of a market value determined to be less than the carrying value of approximately 40 restaurants, 31 of which were acquired. The assets were tested for impairment by projecting cash flows for individual restaurants based on recent results and trends specific to that restaurant. The undiscounted projected cash flows for each restaurant were compared to the carrying value for that restaurant, including allocated goodwill, where applicable. If the undiscounted cash flows were less than the carrying value, an impairment was deemed to have occurred. The amount of the impairment was determined by calculating the difference between the present value of the projected cash flows and the carrying value attributable to the specific restaurant. The cash flows were discounted using the rate of return the Company utilizes for approving new restaurant construction. Such discounted cash flows are, in management's opinion, the best estimate of the assets current value. Considerable management judgment is necessary to estimate future discounted cash flows. Accordingly, actual results could vary significantly from management's estimates.

   The   process  described  above  resulted  in  the   Company's
   recording a special charge during the fourth quarter  of  1997 of  $78.7  million pre-tax, $75.7 million after-tax, or  $4.94 per share.  This amount had the following components:

       Impairment of intangible assets of $33.1 million and impairment of long-lived assets of $22.1 million for restaurants that will continue in operation, based on the SFAS 121 analysis described above;
       A provision of $23.3 million for the closure of seventeen restaurants, including all of the restaurants in the Colorado market. The amount was determined in accordance with SFAS 121 and is comprised of:
            $13.3 million for the carrying value of the assets, net of estimated proceeds of $1.5 million for the sale of restaurant properties;
            $9.0 million to record the estimated lease related obligations for closed restaurants. This amount was determined as the lesser of the present value of the monthly lease commitments, net of expected sublease receipts, or lease termination provisions;


TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SPECIAL CHARGES (Continued)

           $500,000 for severance and relocation benefits paid to employees displaced by the restaurant closures;
           $500,000 for the probable settlement of a franchisee lawsuit related to the Colorado market.
       The write-off of other assets totaling $200,000.

   During 1997, the seventeen restaurants contributed a total of $9.6 million in sales, and had operating losses totaling $2.5 million. In addition, the total amount of depreciation recorded during 1997 relating to assets which were impaired was approximately $2.5 million.

   A total of approximately $473,000 of the amounts accrued had been paid prior to December 28, 1997. It is currently anticipated that payments of approximately $1.5 million will be made under the lease obligations during 1998. It is also anticipated that proceeds of approximately $1.5 million will be realized due to the sale of closed restaurants, although there can be no assurance of the particular price at which any of such properties will be sold.

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

   Write-down of investment in joint venture            $ 1,191,000
   Reserve for notes and accounts receivable                268,000
   Estimated lease obligations                              632,000
   Estimated legal and professional fees                    245,000
   Other costs                                              161,000
                                                        -----------
   Total                                                $ 2,497,000
                                                        ===========
   Subsequent to December 29, 1996, two of the three restaurants in the Atlanta market were closed.

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


TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SPECIAL CHARGES (Continued)

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


TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SPECIAL CHARGES (Continued)

          The write-off of $810,000 related to certain capitalized media production assets which will no longer be utilized or were deemed to no longer have value due to the change in the Company's marketing philosophy described above;
          The write-off of $370,000 in development costs associated with the sites which were under development at the time of the decision to slow development;
          An accrual of $300,000 for the payment of certain operational bonuses which are described above;
          An accrual of $420,000 for certain employee litigation claims;
          An accrual of $120,000 for miscellaneous expenses.

   As of December 28, 1997, the Company had closed all of the six restaurants identified in the review above and paid costs of approximately $1.3 million and $283,000 during 1996 and 1997, respectively, that were applied against amounts accrued in the special charge. In addition, the Company sold a portion of the non-restaurant assets discussed above charging a loss of approximately $752,000 in 1996 to the related accrual and generating cash of $788,000 and $603,000 in 1996 and 1997, respectively.


3. RESERVE FOR NOTES AND OTHER RECEIVABLES

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


TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. ACCOUNTS AND NOTES RECEIVABLE

   Accounts and notes receivable consisted of the following:


                                 December 29,    December 28,
                                     1996            1997
   Trade receivables:
     Royalties                    $     668,000   $    84,000
     Other                              451,000       356,000
   Notes receivable - current
     portion                            250,000       109,000
   Employees                             18,000         2,000
                                  -------------   -----------
       Total                          1,387,000       551,000
   Less allowance for doubtful
     accounts                          (595,000)      (49,000)
                                  -------------   -----------
   Receivables, net               $     792,000   $   502,000
                                  =============   ===========
   Notes receivable - noncurrent:
     Franchisees                  $   1,470,000   $   344,000
     Other                                4,000             -
                                  -------------   -----------
       Total                          1,474,000       344,000
   Less allowance for
     uncollectible notes               (736,000)            -
                                  -------------   -----------
   Notes receivable, net          $     738,000   $   344,000
                                  =============   ===========


   Notes receivable from franchisees approximate fair value because the underlying instruments have an interest rate that approximates current market rates. The Company's allowance for doubtful accounts is reflected as a reduction of receivables in the consolidated balance sheets.


TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net, consisted of the following:


                                   December 29,  December 28,
                                       1996          1997
   Property and equipment:
     Land                            $20,507,000  $18,759,000
     Furniture, fixtures and
       equipment                      48,504,000   39,627,000
     Leasehold improvements           19,048,000    8,335,000
     Buildings                        16,587,000   13,159,000
     Construction in progress            178,000    1,195,000
                                     -----------  -----------
                                     104,824,000   81,075,000
   Less accumulated depreciation
     and amortization                (20,348,000) (24,525,000)
                                     -----------   ----------
       Total                          84,476,000   56,550,000
                                     -----------   ----------
   Property and equipment held
     under capital leases:
     Buildings                         5,780,000    4,254,000
     Less accumulated amortization   (1,293,000)  (1,264,000)
                                     -----------  -----------
       Total                           4,487,000    2,990,000
                                     -----------  -----------
   Property and equipment, net       $88,963,000  $59,540,000
                                     ===========  ===========


   At December 28, 1997, the Company had five restaurants and one office building held for sale. The total carrying amount of these assets are $2.2 million which management estimates to be the net proceeds from the disposition of these assets. See Note 2.



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. INTANGIBLE AND OTHER ASSETS

   Intangible and other assets consisted of the following:



                                December 29,   December 28,
                                    1996           1997
   Intangible assets:
     Goodwill                     $48,048,000   $ 16,270,000
     Noncompetition agreements      2,500,000      1,421,000
     Trade name                     1,571,000      1,580,000
                                  -----------   ------------
                                   52,119,000     19,271,000
   Less accumulated
     amortization                  (6,725,000)    (7,978,000)
                                  ------------  ------------
   Intangible assets, net         $45,394,000   $ 11,293,000
                                  ===========   ============
   Other assets:
     Deposits                     $   290,000   $    214,000
     Prepaid leases                   208,000              -
     Other                             43,000         19,000
                                  -----------   ------------
   Other assets                   $   541,000   $    233,000
                                  ===========   ============


7. ACCRUED LIABILITIES

   Accrued liabilities consisted of the following:


                                     December 29, December 28,
                                         1996         1997

   Closed restaurant obligations     $  845,000   $2,827,000
   Payroll related                    1,251,000
                                                   1,468,000
   Property taxes                       429,000      627,000
   Employee injury                      200,000      138,000
   Restaurant expenses                   91,000      297,000
   Legal                                188,000      332,000
   Other                                167,000      577,000
                                     ----------   ----------
   Total                             $3,171,000   $6,266,000
                                     ==========   ==========



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. LEASES

   Operating Leases - The Company leases restaurant facilities under non-cancelable operating leases with initial terms ranging from ten to twenty years with options to renew. The future minimum lease commitments under all non-cancelable lease obligations as of December 28, 1997 were as follows:



   Years ending:
     1998                                     $     7,973,000
     1999                                           7,753,000
     2000                                           7,787,000
     2001                                           7,763,000
     2002                                           7,286,000
     Thereafter                                    44,289,000
                                               --------------
     Total                                     $   82,851,000
                                               ==============
   The   total   rental   expense  for   operating   leases   was
   approximately $6.9 million for 1995, 1996 and 1997, including additional rents of approximately $467,000, $376,000 and $354,000 for 1995, 1996 and 1997, respectively.

   The Company remains contingently liable on two operating leases which were assigned to the purchasers of units previously sold or closed. Future minimum lease commitments under these contingent obligations approximate $216,000 in 1998, and $936,000 in 1999 through 2002. Thereafter, the total minimum lease payments are approximately $2.2 million. The Company assesses the probability of its having to assume primary liability under these assignments as part of its ongoing assessment of franchisee relationships.



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. LEASES (Continued)

   Capital Leases - The Company leases certain buildings under capital lease agreements with third parties. The leases have fifteen and twenty year terms. Future minimum lease payments under the capital leases and the net present value of the minimum lease payments at December 28, 1997 were:


   Years ending:
     1998                                      $      441,000
     1999                                             445,000
     2000                                             445,000
     2001                                             446,000
     2002                                             446,000
     Thereafter                                     1,660,000
                                                -------------
   Total minimum lease payments                     3,883,000
   Less amount representing interest at 9% to 13%   1,337,000
                                                -------------
   Net present value of minimum lease payments      2,546,000
   Less current portion                               189,000
                                                -------------
   Long-term portion of capital leases          $   2,357,000
                                                =============

   In addition to the minimum lease payments, several of the leases have a contingent rental based on 5% to 6% of gross sales, if such amounts exceed minimum rent. No payments have been made under these agreements. Furthermore, certain leases have been guaranteed by a stockholder of the Company.



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. LONG-TERM DEBT

   Long-term debt consisted of the following notes payable bearing interest at the prime rate of 8.50% at December 28, 1997:





                                  December 29,  December 28,
                                      1996          1997

   Notes payable to a bank,
   collateralized by certain
   restaurant assets, due in
   monthly installments of
   principal and interest
   through August 2004             $ 6,101,000   $ 10,521,000

   Note payable to a bank,
   unsecured, due in monthly
   installments of principal
   and interest through April
   2000                              2,189,000      1,777,000

   Note payable to a
   corporation, collateralized
   by certain restaurants, due
   in monthly installments of
   principal and interest
   through September 1998              513,000        256,000
                                   -----------   ------------
       Total                         8,803,000     12,554,000
   Less current maturities           2,210,000      1,384,000
                                   -----------   ------------
   Long-term debt, net             $ 6,593,000   $ 11,170,000
                                   ===========   ============


   The future minimum payments of long-term debt outstanding at December 28, 1997 were as follows:



   Years ending:
     1998                                          $1,384,000
     1999                                           1,188,000
     2000                                           1,798,000
     2001                                             922,000
     2002                                           1,004,000
     Thereafter                                     6,258,000
                                                  -----------
     Total                                        $12,554,000
                                                  ===========
   The amounts stated in the Company's consolidated balance sheets for long-term debt approximate fair value because the underlying note payable balance fluctuates frequently or it is at a rate approximating current market rates.




TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  LINE OF CREDIT

   During 1995, the Company signed two secured credit facilities totaling $20.0 million including a $5.0 million revolving line of credit. The commitments were initially due to expire on January 31, 1999. Interest on funds borrowed under the facilities are charged at the New York prime rate which was 8.50% at December 28, 1997. The credit facilities are secured by the stock of a subsidiary company. The facilities contain certain covenants, including cash flow to fixed charges ratio, minimum net worth, debt to tangible net worth ratio, and intangible assets to net worth ratio requirements. During the year ended December 28, 1997, the Company was in compliance with all such covenants. At December 28, 1997, the Company had approximately $5.1 million available for cash borrowings under these credit facilities.

   On December 30, 1997, the credit facilities were amended and increased to a total of $30.0 million. As part of the amendment, the commitments were extended until December 31, 1999.

11.  ACQUISITION AND CLOSED RESTAURANT LIABILITIES

   The Company establishes acquisition liabilities, as necessary, in connection with the purchase method of accounting for restaurants and other assets it acquires. Such liabilities are primarily related to leases that were at terms less favorable than market rates prevailing at the acquisition date and anticipated restaurant closure costs, if any.

   The liability established for leases in excess of the prevailing market were based on current market rental rates at the date of acquisition as compared to the terms of the leases acquired. This liability is being amortized as a reduction of occupancy expense over the remaining term of the applicable leases. The total amount of this reserve was $1.8 million and $1.4 million, at December 29, 1996 and December 28, 1997, respectively. During 1996 and 1997, approximately $157,000 and $203,000, respectively, of the balance was amortized in this manner.

   Acquisition liabilities includes reserves established for the closure of certain acquired restaurants. These restaurants were anticipated to be closed at the time of acquisition. The amounts reserved were equal to the value assigned to the building and equipment acquired, less any anticipated salvage value, plus an amount estimated to terminate the lease prior to its expiration date. The total amount of this reserve was $2.4 million and $1.5 million at December 29, 1996 and
   December 28, 1997, respectively. During 1996 and 1997, approximately $1.7 million and $900,000, respectively, of this reserve was utilized in the closure of restaurants. No gain or loss was recorded in any of these transactions.

   In 1997, as part of the special charge, the Company reserved approximately $9.0 million for closed restaurant liabilities. The amounts reserved were equal to the lesser of the present value of the monthly lease commitments, net of expected sublease receipts, or lease termination provisions. It is currently anticipated that payments of approximately $1.5 million will be made under lease and other obligations during 1998. During 1997, approximately $473,000 of this reserve was utilized in the closure of restaurants. No additional gain or loss was recorded in connection with these closures beyond amounts previously reserved.



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                        Year Ended
                                        ----------
                          December 31, December 29,   December 28,
                               1995         1996          1997
   Numerator for basic
   and diluted earnings
   per share - net income
   (loss)                  $(3,798,000)   $   704,000 $(73,198,000)

   Denominator:
   Denominator for basic
   earnings per share -
   weighted-average
   shares                   15,648,624    15,694,757    15,314,665
   Effect of dilutive
   securities -
     Employee stock
     options                         -       251,923             -
                            ----------    ----------    ----------
   Denominator for
   diluted earnings per
   share - adjusted
   weighted-average and
   assumed conversions      15,648,624    15,946,680    15,314,665
                            ==========    ==========    ==========
   Basic and diluted
   earnings per share       $    (0.24)   $     0.04    $    (4.78)
                            ==========    ==========    ==========

   For additional disclosures regarding outstanding employee stock options, see Note 13.



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

   Stock Options - The Company has stock option plans (the "Plans") for employees, outside directors, and advisors of the Company covering 2,750,000 shares of the Company's common stock. Options under such plans principally are exercisable beginning one to ten years from the grant date. The Plans terminate in 2000 and in 2004. The Plans are administered by a committee of outside members of the Board of Directors. In addition, certain directors were awarded non-qualified stock options pursuant to the terms of separate compensation agreements. At December 28, 1997, there were 534,283 shares available for issuance upon exercise of options that may be granted in the future. Options outstanding are as follows:





                                                        Weighted
                                             Total      Average
                                            Options     Exercise
                                          Outstanding    Price

   Options outstanding, January 1, 1995        927,000   $  11.80
     Granted                                   938,125       5.41
     Exercised                               (120,000)       3.14
     Expired or canceled                     (692,000)      13.20
                                             ---------
   Options outstanding, December 31, 1995    1,053,125   $   6.40
     Granted                                   231,250       6.30
     Exercised                                (25,375)       4.85
     Expired or canceled                     (147,500)       5.36
                                             ---------
   Options outstanding, December 29, 1996    1,111,500   $   6.18
     Granted                                   379,750       4.63
     Exercised                                       -          -
     Expired or canceled                     (140,375)       8.57
                                             ---------
   Options outstanding, December 28,1997     1,350,875   $   5.64
                                             =========
   Options exercisable, December 28, 1997      979,756   $   5.69
                                             =========

TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS (Continued)

   For the options outstanding at December 28, 1997, the weighted average remaining life and exercise price of these outstanding options were 14 months and $5.51, respectively. In addition, the weighted average exercise price of options granted during 1997 was $4.63.

   SFAS No. 123, Accounting for Stock-Based Compensation, allows entities to continue to use Accounting Principles Board
   ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has evaluated SFAS No. 123 and intends to continue following APB Opinion No. 25. The pro-forma compensation expense, net income (loss) and earnings (loss) per share which were calculated as if SFAS No. 123 had been applied are as follows:



                                          Year Ended
                                          ----------
                            December 31,  December 29,December 28,
   Pro Forma                    1995          1996        1997

   Compensation expense        $  669,000   $  741,000   $  555,000
   Net income (loss)          (4,220,000)      237,000 (73,548,000)
   Income (loss) per share     $   (0.27)   $     0.01   $   (4.80)



   The Black-Scholes option pricing model was used to determine the above pro-forma information. The calculations relied upon estimates of the volatility of the Company's stock and expected dividends, as well as determinations of a risk-free interest rate and expected life of the options. A volatility rate of 49.0% was used for options granted prior to 1994, 37.5% was used for options granted during 1994, 36.0% was used for options granted during 1995 through 1996 and 34.0% was used for options granted during 1997. Dividends were estimated at zero. The discount rate charged on loans to depository institutions by the Federal Reserve Bank was used as the risk-free interest rate. The discount rate was 5.0% for all of 1997. The life of the Company's options range from two to five years.


TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS (Continued)

   Preferred Stock Purchase Rights - In June 1995, the Company's Board of Directors declared a distribution of one preferred stock purchase right for each share of the Company's common stock. The rights were distributed on June 20, 1995 to stockholders of record as of the close of business on that day. Each right will entitle the holder to buy 1/100 of a share of a newly authorized Series A preferred stock at an exercise price of $37.50 per right. The rights become exercisable on the tenth day after public announcement that a person or group has acquired 15% or more of the Company's common stock. The rights may be redeemed by the Company prior to becoming exercisable by action of the Board of Directors at a redemption price of $0.01 per right. If the Company is acquired in a merger or other business combination transaction in which it is not the surviving corporation, each right will entitle its holder to purchase stock of the acquiring company having a market value of twice the exercise price. In the event that the Company is the surviving corporation, each right will entitle its holder to purchase the Company's common stock having a market value of twice the exercise price of each right. At December 28, 1997, there were 14,834,600 rights outstanding.

   Preferred  Stock  -  In  June  1995,  the  Company  authorized
   100,000  shares of Series A, preferred stock with a par  value
   of   $0.01 per share.  As of December 28, 1997, there were  no
   shares outstanding.

   Treasury Stock - In April 1997, the Board of Directors authorized the purchase in the open market of up to 1,500,000 shares of the Company's outstanding common stock. During 1997 the Company purchased 871,937 shares of its common stock at a cost of $3,561,000, which are being held as treasury stock.




TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  INCOME TAXES

   The provision (benefit) for income taxes differs from the amount computed using statutory rates as shown below:


                                     Year Ended
                                     ----------
                         December 31, December 29, December 28,
                             1995         1996         1997

   Federal income tax at
   statutory rate        $(2,049,000)   $  530,000  $(25,410,000)
   State income taxes        (87,000)       39,000         48,000
   Goodwill and other        (94,000)      285,000      4,819,000
   Valuation allowance
   on net deferred tax
   asset                            -           -      19,006,000
                         ------------   ----------    -----------
     Total               $(2,230,000)   $  854,000    $(1,537,000)
                         ============   ==========    ===========

   The provision (benefit) for income taxes is comprised of the following:

                                       Year Ended
                                       ----------
                         December 31, December 29, December 28,
                             1995         1996         1997

   Current               $(1,844,000)   $  404,000   $   281,000
   Deferred                 (386,000)      450,000    (1,818,000)
                         -----------    ----------   -----------
     Total               $(2,230,000)   $  854,000   $(1,537,000)
                         ===========    ==========   ===========

      Deferred income taxes and benefits are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Significant deferred tax assets and liabilities are as follows:



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  INCOME TAXES (Continued)


                                     December 29, December 28,
                                         1996         1997
   Current:
   Deferred Federal Tax Assets:
     Workmen's compensation claims    $   194,000   $  494,000
     Investment in joint venture          879,000      718,000
     Accounts receivable                  211,000       17,000
     Charitable contributions              32,000       34,000
     Net operating loss carryforward      558,000            -
     Accrued vacation                           -       38,000
                                   --------------  -----------
   Total                                1,874,000    1,301,000
                                   --------------  -----------
   Deferred Federal Tax Liabilities-
     Pre-opening costs                   (46,000)    (119,000)
     State taxes                          (1,000)            -
                                   --------------  -----------
   Total                                 (47,000)    (119,000)
                                   --------------  -----------
   Net Current Deferred Tax Asset     $ 1,827,000   $1,182,000
                                   ==============  ===========
   Noncurrent:
   Deferred Federal Tax Assets:
     Net operating loss carryforward  $ 1,598,000   $5,601,000
     Tax credit carryforward              627,000      627,000
     Notes receivable                     261,000            -
     Media and production                 202,000      194,000
     Closed stores                       (83,000)      916,000
     State taxes                          160,000            -
     Alternative minimum tax            1,056,000    1,258,000
     Production costs                           -       79,000
     Deferred rent                    (1,505,000)      791,000
     Other - Special charge                     -   12,713,000
                                    -------------  -----------
   Total                                2,316,000   22,179,000
                                    -------------  -----------
   Deferred Federal Tax
   Liabilities:
     Fixed and intangible assets      (5,961,000)  (4,312,000)
     Other reserves                             -     (43,000)
                                    -------------  ----------
   Total                              (5,961,000)  (4,355,000)
                                    ------------   ----------
   Net Noncurrent Deferred Tax
   Asset (Liability)                  (3,645,000)   17,824,000
   Valuation Allowance                          -  (19,006,000)
                                    -------------   ----------
   Net Deferred Tax Liability        $(1,818,000)   $        -
                                    =============   ==========

TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  INCOME TAXES (Continued)


   At December 28, 1997, the Company had net operating loss, alternative minimum tax and general business tax credit carry-forwards of approximately $16 million, $1.3 million and $627,000, respectively. A portion of the above carry-forwards resulted from the acquisition of Two Pesos; the Company was allowed to utilize the net operating loss of $5.4 million and tax credit carry-forwards of $178,000 of Two Pesos that existed at the date of acquisition. However, these carry-forwards may only offset the post-acquisition taxable income and tax liability of the Company's subsidiary that acquired Two Pesos. In addition, because of the change in ownership, the net operating loss carry-forward utilization is further limited to approximately $953,000 per year, and the tax credit carry-forward acquired from Two
   Pesos  is  limited  each  year to the tax  equivalent  of  any remaining portion of the net operating loss limitation. The net operating loss and tax credit carry-forwards begin to expire in 2003 and 2000, respectively.

   The alternative minimum tax credit carry-over and the remaining general business credit carry-over resulted from prior-year losses which were carried back three preceding tax years. These credits are available to offset future taxable income. The general business credit begins to expire in 2007. The alternative minimum tax credit has no expiration date.

   The above amounts are included as deferred tax assets within this footnote and have been fully reserved in accordance with Statement of Financial Accounting Standards No. 109,
   "Accounting for Income Taxes".

15.  LITIGATION SETTLEMENT AND LEGAL PROCEEDINGS

   On July 24, 1996, the Company approved the settlement of A.L. Park, et al v. Taco Cabana, Inc., et al., a suit originally filed in September 1995 seeking status as a class action. As a result thereof, the Company recorded a charge of $3.4 million pre-tax, $2.2 million after-tax, or $0.14 per share, during the second quarter of fiscal 1996. Under the terms of the settlement, the plaintiffs received a total of $6.0 million of which the Company's insurance carrier paid $3.05 million. Additionally, the Company has paid approximately
   $450,000 for legal and related expenses incurred in connection with the settlement

   In addition, the Company is a party to routine negligence or employment-related litigation in the ordinary course of its
   business.   No such pending matters, individually  or  in  the
   aggregate, are deemed to be material to the results of operations or financial condition of the Company.



TACO CABANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  QUARTERLY FINANCIAL DATA (Unaudited)





                                  Quarter Ended
                                  -------------
                  March 31,     June 30,  September 29, December 29,
                     1996       1996 (1)      1996        1996 (1)

   Total
   revenues       $31,264,000 $35,308,000   $33,810,000  $31,814,000
   Gross profit    21,562,000  24,234,000    23,040,000   22,024,000

   Net income
   (loss)
   applicable
   to common
   stock              734,000   (553,000)     1,220,000    (698,000)

   Basic and
   diluted
   earnings per
   share (2)             0.05      (0.04)          0.08       (0.04)

                                   Quarter Ended
                                   -------------
                  March 30,     June 29,  September 28, December 28.
                     1997         1997        1997        1997 (1)

   Total
   revenues       $30,186,000 $34,200,000   $35,051,000  $32,765,000
   Gross profit    21,024,000  23,628,000    24,178,000   22,704,000

   Net income
   (loss)
   applicable
   to common
   stock              556,000     876,000       562,000 (75,193,000)

   Basic and
   diluted
   earnings per
   share (2)         $   0.04    $   0.06   $      0.04   $   (5.07)

   (1) See Notes ,2, 3 and 15 for discussion of charges recorded in these quarters.
   (2) The earnings per share amounts have been restated as required to comply with Statment of Financial Standards No. 128 (SFAS 128), "Earnings Per Share". For further discussion of earnings per share and the impact of SFAS 128, see Note 12.

                         EXHIBIT INDEX


Exhibit
  No.

21.   Subsidiaries of the Registrant

23.   Consent of Deloitte & Touche LLP

27.   Financial Data Schedule