Form 10-Q
period 1998-03-29
TACO CABANA INC
filed 1998-05-11
CIK 891082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 1998

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

                 Class          Outstanding at May 1, 1998
             Common Stock           14,855,600 shares


                              TACO CABANA, INC.
                                      INDEX


                                                          Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

Condensed Consolidated Balance Sheets at March 29, 1998        3
and December 28, 1997

Condensed Consolidated Statements of Income for the            4
Thirteen Weeks Ended March 29, 1998 and March 30, 1997

Condensed Consolidated Statements of Cash Flows for the        5
Thirteen Weeks Ended March 29, 1998 and March 30, 1997

Notes to Condensed Consolidated Financial Statements           6


Item 2.  Management's Discussion and Analysis of Financial     8
Condition and Results of Operations


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 6.  Exhibits and Reports on Form 8-K                     14

Signature                                                     15


















                                TACO CABANA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                          December 28, March 29,
                                              1997        1998
                                         ------------- ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  $ 339,000   $ 359,000
Receivables, net                             502,000     469,000
Inventory                                  2,105,000   2,082,000
Prepaid expenses                           1,704,000   1,803,000
Federal income taxes receivable              200,000     199,000
                                          ------------ ----------
Total current assets                       4,850,000   4,912,000
PROPERTY AND EQUIPMENT, net               59,540,000  61,807,000
NOTES RECEIVABLE, net                        344,000     308,000
INTANGIBLE ASSETS, net                    11,293,000  11,156,000
OTHER ASSETS                                 233,000     225,000
                                          ------------ -----------
TOTAL                                      $76,260,000 $78,408,000
                                          ============ ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                           $4,430,000  $3,451,000
Accrued liabilities                         6,266,000   6,759,000
Current maturities of
long-term debt and capital leases           1,573,000   1,633,000
Line of credit                              4,223,000   1,834,000
                                          ------------ ----------
Total current liabilities                  16,492,000  13,677,000

LONG-TERM OBLIGATIONS,
net of current maturities:
Capital leases                              2,357,000   2,303,000
Long-term debt                             11,170,000  15,481,000
                                          ----------- -----------
Total long-term obligations                13,527,000  17,784,000

ACQUISITION AND
CLOSED RESTAURANT LIABILITIES              9,126,000    7,843,000
DEFERRED LEASE PAYMENTS                      702,000      725,000

STOCKHOLDERS' EQUITY:
Common stock                                 157,000      157,000
Additional paid-in capital                97,095,000   97,248,000
Retained deficit                         (57,278,000) (55,421,000)
Treasury stock, at cost (881,937 shares)  (3,561,000)  (3,605,000)
                                         ------------ -----------
Total stockholders' equity                36,413,000   38,379,000
                                         ------------ -----------
TOTAL                                    $76,260,000  $78,408,000
                                        ============= ===========

            See Notes to Condensed Consolidated Financial Statements.
                                TACO CABANA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                        For the Thirteen Weeks Ended
                                        ----------------------------
                                           March 30,   March 29,
                                              1997        1998
                                           ---------   ---------
REVENUES:
Restaurant sales                          $30,100,000  $32,322,000
Franchise fees and royalty income              86,000       85,000
                                          -----------  -----------
  Total revenues                           30,186,000   32,407,000
                                          -----------  -----------
COSTS AND EXPENSES:
Restaurant cost of sales                    9,162,000    9,792,000
Labor                                       8,086,000    8,672,000
Occupancy                                   2,047,000    1,907,000
Other restaurant operating costs            5,476,000    6,002,000
General and administrative                  1,792,000    1,912,000
Depreciation, amortization
and restaurant opening costs                2,490,000    1,868,000
                                          -----------  -----------
  Total costs and expenses                 29,053,000   30,153,000
                                          -----------  -----------
INCOME FROM OPERATIONS                      1,133,000    2,254,000
                                          -----------  -----------
INTEREST EXPENSE, NET                        (250,000)    (397,000)
                                          -----------  -----------
INCOME BEFORE PROVISION FOR INCOME TAXES      883,000    1,857,000
                                          -----------  -----------
PROVISION FOR INCOME TAXES                   (327,000)           -
                                          -----------  -----------
NET INCOME                                  $ 556,000   $1,857,000
                                          ===========  ===========
BASIC EARNINGS PER SHARE                    $    0.04   $     0.13
                                          ===========  ===========
BASIC WEIGHTED SHARES OUTSTANDING          15,706,537   14,826,138
                                          ===========  ===========
DILUTED EARNINGS PER SHARE                  $    0.04   $     0.12
                                          ===========  ===========
DILUTED WEIGHTED SHARES OUTSTANDING        15,840,405   15,028,731
                                          ===========  ===========



            See Notes to Condensed Consolidated Financial Statements.

                                TACO CABANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                        For the Thirteen Weeks Ended
                                        ----------------------------
                                           March 30,   March 29,
                                              1997        1998
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $556,000    $1,857,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization           2,490,000   1,668,000
    Deferred income taxes                     348,000           -
    Capitalized interest                      (21,000)    (52,000)
    Changes in operating working
    capital items                          (1,521,000) (1,666,000)
                                           ----------  ----------
Net cash provided by operating activities   1,852,000   1,807,000
                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (2,562,000) (5,075,000)
Proceeds from sales of
  property and equipment                             -   1,251,000
                                           -----------  ----------
Net cash used for investing activities      (2,562,000) (3,824,000)
                                           -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit                2,949,000   2,611,000
Principal payments under long-term debt       (911,000)   (639,000)
Principal payments under capital leases        (48,000)    (44,000)
Purchase of treasury stock                           -     (44,000)
Exercise of stock options                            -     153,000
                                            ----------  ----------
Net cash provided by financing activities    1,990,000   2,037,000
                                            ----------  ----------
NET INCREASE IN CASH                         1,280,000      20,000

CASH AND CASH EQUIVALENTS,
  beginning of period                          748,000     339,000
                                            ----------  ----------
CASH AND CASH EQUIVALENTS, end of period    $2,028,000    $359,000
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

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

Recently Issued Accounting Pronouncements: In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The accounting standard requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The accounting standard is effective for fiscal years beginning after December 15, 1998, with earlier application
encouraged.   The  Company adopted the accounting standard during  the  first quarter of 1998. The cumulative effect of the change in the accounting principle is not material to the results of operations or financial position of the Company.


2.  Earnings per Share

Basic earnings per share was computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement of Financial Accounting Standards No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted earnings per share:

                                          Thirteen Weeks Ended
                                          --------------------
                                     March 30, 1997   March 29,1998
                                     -------------    -------------
                                       (Unaudited)     (Unaudited)

    Numerator for basic and diluted
    earnings per share - net income         $556,000   $1,857,000
    Denominator:
      Denominator for basic earnings
      per share - weighted-average shares 15,706,537 14,826,138 Effect of dilutive securities -
         Employee stock options              133,868      202,593
                                          ----------   ----------
    Denominator for diluted earnings per share -
      adjusted weighted-average and assumed
      conversions                         15,840,405   15,028,731
                                          ==========   ==========
    Basic earnings per share                $   0.04      $  0.13
                                          ==========   ==========
    Diluted earnings per share              $   0.04      $  0.12
                                          ==========   ==========

3.   Supplemental Disclosure of Cash Flow Information


                                       Thirteen Weeks Ended
                                       --------------------
                                       March 30,   March 29,
                                         1997        1998
                                       ---------   ---------
                                      (Unaudited) (Unaudited)

    Cash paid for interest             $ 211,000    $ 385,000
    Interest capitalized on
    construction costs                    21,000       52,000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio, Texas. As of May 1, 1998, the Company had 100 Company-owned restaurants and 11 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and royalty income currently contributing less than 1% of total revenues.

The Company opened three, and closed two Company-owned restaurants during the first quarter of 1998 for a total of 99 company-owned and 11 franchised restaurants, including one joint venture owned, at March 29, 1998. Subsequent to March 29, 1998, one Company-owned restaurant was opened for a current systemwide total of 111 restaurants.
The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.


                                 Thirteen Weeks Ended
                                ----------------------
                                 March 30,    March 29,
                                   1997         1998
                                -----------  ----------
Income Statement Data:
REVENUES:
     Restaurant sales               99.7%        99.7%
    Franchise fees and
      royalty income                0.3          0.3
                                  ------       ------
    Total revenues                100.0%       100.0%
                                  ======       ======
COSTS AND EXPENSES:
    Restaurant cost of sales (1)   30.4         30.3
    Labor (1)                      26.9         26.8
    Occupancy (1)                   6.8          5.9
    Other restaurant
      operating costs (1)          18.2         18.6
    General and administrative
      costs                         5.9          5.9
    Depreciation, amortization
      and restaurant opening costs  8.2          5.8
                                   -----        -----
INCOME FROM OPERATIONS              3.8          7.0
                                   -----        -----
INTEREST EXPENSE                   (0.8)        (1.2)
                                   -----        -----
INCOME  BEFORE INCOME TAXES         2.9          5.7
PROVISION FOR INCOME TAXES         (1.1)           -
                                   -----        -----
NET INCOME                          1.8%         5.7%
                                   =====        =====
Restaurant Data:

COMPANY OWNED RESTAURANTS:
    Beginning of period            104          98
    Opened                           2           3
    Closed                           -          (2)
                                   ---         ---
    End of period                  106          99
FRANCHISED RESTAURANTS (2):         14          11
                                   ---         ---
TOTAL RESTAURANTS:                 120         110
                                   ===         ===

(1) Percentage is calculated based upon restaurant sales.
(2) Excludes Two Pesos licensed restaurants.

The Thirteen Weeks Ended March 29, 1998 Compared to the Thirteen Weeks Ended March 30, 1997

Restaurant Sales. Restaurant sales increased by $2.2 million, or 7.4%, to $32.3 million for the first quarter of 1998 from $30.1 million for the first quarter in 1997. The increase is due primarily to an increase in sales at existing restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 6.7%. Management attributes the increase to several factors including a more consistent marketing program featuring a value meal message, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program, favorable weather compared to the first quarter of 1997, and the closing of underperforming restaurants. Sales from restaurants opened after March 30, 1997 accounted for an increase of $2.5 million. This increase was offset by sales from restaurants which were closed after March 30, 1997 of $1.9 million.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.3% in the first quarter of 1998 from 30.4% for the first quarter of 1997. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs, including the continued negotiation of favorable commodity pricing. In addition, food costs as a percentage of restaurant sales were favorably impacted by a menu price increase of approximately 2% which was implemented during the first quarter of 1998. Management expects the favorable cost of sales trends to continue during 1998.

Labor. Labor costs calculated as a percentage of restaurant sales decreased to 26.8% during the first quarter of 1998 from 26.9% for the same period in 1997. Adjusting for restaurants closed after March 30, 1997, comparable labor as a percentage of restaurant sales in the first quarter of 1997 was 25.2%. The increase in comparable labor costs is due to an increase in the minimum wage in September 1997, management's continued commitment to increase staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects the trend in increased labor as a percentage of revenues to continue during the remainder of 1998.

Occupancy. Occupancy costs decreased by $140,000 during the first quarter of 1998 compared to the first quarter of 1997. The decrease is primarily due to the closure of underperforming restaurants during 1997. As a percentage of restaurant sales, occupancy costs decreased to 5.9% in the first quarter of 1998 compared to 6.8% in the first quarter of 1997, due to increased sales at the restaurant level.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $6.0 million in the first quarter of 1998 compared to $5.5 million in the first quarter of 1997. As a percentage of restaurant sales, other restaurant operating costs increased to 18.6% for the first quarter of 1998 compared to 18.2% for the first quarter of 1997. The increase is due to increased marketing and promotional activities as well as increased bonuses at the restaurant level, offset by a decrease in utilities. Management expects favorable comparisons as a percentage of sales beginning in the second quarter of 1998.

General and Administrative. General and administrative expenses increased to $1.9 million for the first quarter of 1998 from $1.8 million in the comparable period of 1997. As a percentage of sales, general and administrative expenses remained constant at 5.9% for the first quarter of 1998 and for the comparable period in 1997. Management expects this amount to increase slightly, as a dollar amount, throughout the remainder of 1998. The expected increase is due primarily to the expected filling of positions which are currently open.

Depreciation,   Amortization  and  Restaurant  Opening   Costs.    Depreciation,
amortization and restaurant opening costs consisted of the following:

                                       Thirteen Weeks Ended
                                      ----------------------
                                      March 30,    March 29,
                                         1997        1998
                                      ---------   ----------
                                     (Unaudited) (Unaudited)

    Depreciation of property and
      equipment                     $ 2,035,000  $ 1,531,000
    Amortization of intangible
      assets                            416,000      137,000
    Restaurant opening costs             39,000      200,000


Depreciation expense decreased by approximately $504,000 for the quarter ended March 29, 1998 compared to the quarter ended March 30, 1997. The decrease was primarily due the closure of restaurants and the writedown of assets in conjunction with the special charge recorded in the fourth quarter of 1997 offset by new restaurants opened since March 30, 1997, as well as continued capital improvements to existing restaurants. Amortization of intangible assets decreased by $279,000 for the quarter ended March 29, 1998 compared to the quarter ended March 30, 1997. The decrease was primarily due to the writedown of intangible assets in conjunction with the special charge recorded in the fourth quarter of 1997. Restaurant opening costs increased by $161,000 during the first quarter of 1998 compared to the same period in 1997, primarily due to the opening of three Company owned restaurants during the first quarter of 1998. See footnote 1 to Condensed Consolidated Financial Statements regarding the treatment of restaurant opening costs.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $397,000 in the first quarter of 1998 from $250,000 in the first quarter of 1997, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $52,000 of interest related to new restaurant construction in the most recent quarter compared to $21,000 during the first quarter of 1997.

Income Taxes. Provision for income taxes decreased to zero for the first quarter of 1998 compared to $327,000, or 37% of income before taxes, for the first quarter of 1997. The decrease in income taxes is due to the recognition of previously reserved deferred tax assets.

Net Income and Earnings Per Share. Net income increased to $1.9 million for the first quarter of 1998 from $556,000 for the same period in 1997. Net income was 5.7% of total revenues for the first quarter in 1998 compared to 1.8% in the first quarter of 1997. Diluted earnings per share was $0.12 for the first quarter of 1998 compared to $0.04 in the same period of 1997. The increase in net income recorded during the first quarter of fiscal 1998 compared to the same quarter last year is due to higher sales at existing restaurants, the opening of six new restaurants during 1997, continued strong cost controls, the closing of underperforming restaurants, a reduction in depreciation and amortization expense and the lack of a provision for income taxes in the current quarter.


Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $30.0 million, including a $5.0 million unsecured revolving line of credit. As of May 1, 1998, $16.8 million had been used under these commitments.

Net cash provided by operating activities was $1.8 million for the thirteen weeks ended March 29, 1998, and $1.9 million for the thirteen weeks ended March 30, 1997.

Net cash used in investing activities was $3.8 million for the thirteen weeks ended March 29, 1998, representing primarily capital expenditures of $5.1 million for the construction of new restaurants and improvements to existing restaurants. This was offset by the sale of assets generating $1.3 million in proceeds. This compares to $2.6 million in net cash used in investing activities for the thirteen weeks ended March 30, 1997, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants.

On April 16, 1997, the Company's Board of Directors approved a plan to repurchase up to 1,500,000 shares of the Company's Common Stock. As of March 29, 1998 the Company had repurchased 881,937 shares at an average cost of $4.09 per share. The timing, price, quantity and manner of remaining purchases, if any, will be made at the discretion of management and will be dependent upon market conditions. The Company has funded the repurchases through available bank credit facilities, as well as the liquidation of the Company's short term investment portfolio. Remaining purchases, if any, will be funded through a combination of cash provided by operations and available bank credit facilities.

The special charges recorded in 1997 and 1995 included accruals of approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $713,000 during the first quarter of 1998. During the first quarter of 1998, the Company sold properties relating to the special charges which resulted in proceeds of $1.3 million, which approximated the carrying value of the assets sold. Subsequent to March 29, 1998, the company sold properties relating to the special charges which resulted in proceeds of $700,000, which approximated the carrying value of the assets sold. The Company currently has several closed restaurant properties for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such property will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of this property. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $71,000 during the first quarter of 1998.

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

Forward-Looking Statements

Statements in this quarterly report, including those contained in the foregoing discussion and other items herein concerning the Company which are (a) projections of revenues, costs, capital expenditures or other financial items,
(b) statements of plans and objectives for future operations, (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices; actions of our customers and competitors; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigations or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company has filed the following exhibits with this report:

    10.17 Third amended loan agreement with International Bank of Commerce.
    27.   Financial Data Schedules

No reports on Form 8-K were filed during the period covered by this report. Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 11, 1998      Taco Cabana, Inc.





                         David G. Lloyd
                         Senior Vice President, Chief
                         Financial Officer,
                         Secretary and Treasurer




                         Signing on behalf of the registrant
                         and as the principal financial and
                         accounting officer