Form 10-Q
period 1998-06-28
TACO CABANA INC
filed 1998-08-12
CIK 891082

9


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number:  0-20716


                                TACO CABANA, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                       74-2201241
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)      Identification Number)

                           8918 Tesoro Dr., Suite 200
                           San Antonio, Texas   78217
                    (Address of principal executive offices)

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

           Yes   X                         No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class         Outstanding at July 31, 1998
             Common Stock           14,256,200 shares


                                TACO CABANA, INC.
                                      INDEX


                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets at June 28, 1998
    and December 29, 1997                                                   2

  Condensed Consolidated Statements of Operations for the Thirteen Weeks
    Ended June 28, 1998 and June 29, 1997                                   3

  Condensed Consolidated Statements of Operations for the Twenty-Six Weeks
    Ended June 28, 1998 and June 29, 1997                                   4

  Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks
    Ended June 28, 1998 and June 29, 1997                                   5

  Notes to Condensed Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                   7-16


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 6. Exhibits and Reports on Form 8-K                                   16

Signature                                                                  17

                                TACO CABANA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                          December 28,  June 28,
                                              1997        1998
                                          ------------  --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  $ 339,000   $ 685,000
Receivables, net                             502,000     268,000
Inventory                                  2,105,000   2,256,000
Prepaid expenses                           1,704,000   1,659,000
Federal income taxes receivable              200,000     200,000
                                         ----------- -----------
Total current assets                       4,850,000   5,068,000
PROPERTY AND EQUIPMENT, net               59,540,000  66,240,000
NOTES RECEIVABLE                             344,000     295,000
INTANGIBLE ASSETS, net                    11,293,000  11,010,000
OTHER ASSETS                                 233,000     233,000
                                         ----------- -----------
TOTAL                                    $76,260,000 $82,846,000
                                         =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                           $4,430,000  $2,945,000
Accrued liabilities                         6,266,000   5,836,000
Current maturities of long-term debt
and capital leases                          1,573,000   2,530,000
Line of credit                              4,223,000   2,824,000
                                          ----------- -----------
Total current liabilities                  16,492,000  14,135,000

LONG-TERM OBLIGATIONS, net of
current maturities:
Capital leases                              2,357,000   2,250,000
Long-term debt                             11,170,000  16,933,000
                                          ----------- -----------
Total long-term obligations                13,527,000  19,183,000

ACQUISITION AND CLOSED
RESTAURANT LIABILITIES                      9,126,000   8,657,000
DEFERRED LEASE PAYMENTS                       702,000     749,000

STOCKHOLDERS' EQUITY:
Common stock                                  157,000     157,000
Additional paid-in capital                 97,095,000  97,303,000
Retained deficit                          (57,278,000)(52,124,000)
Treasury stock, at cost (881,937
shares at December 29, 1997 and
1,254,937 shares at June 28, 1998)         (3,561,000) (5,214,000)
  Total stockholders' equity               36,413,000  40,122,000
                                          ----------- -----------
TOTAL                                     $76,260,000 $82,846,000
                                          =========== ===========

            See Notes to Condensed Consolidated Financial Statements.

                                TACO CABANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the Thirteen Weeks Ended
                                         ----------------------------
                                            June 29,     June 28,
                                              1997         1998
                                           -----------  ----------
REVENUES:
Restaurant sales                          $34,104,000   $36,206,000
Franchise fees and royalty income              96,000        86,000
                                          -----------   -----------
Total revenues                             34,200,000    36,292,000
                                          -----------   -----------
COSTS AND EXPENSES:
Restaurant cost of sales                   10,572,000    10,829,000
Labor                                       9,292,000     9,738,000
Occupancy                                   2,052,000     1,958,000
Other restaurant operating costs            6,276,000     6,093,000
General and administrative                  1,782,000     1,954,000
Depreciation, amortization and
restaurant opening costs                    2,570,000     1,974,000
                                          -----------   -----------
Total costs and expenses                   32,544,000    32,546,000
                                          -----------   -----------
INCOME FROM OPERATIONS                      1,656,000     3,746,000
                                          -----------   -----------
INTEREST EXPENSE, NET                        (265,000)     (449,000)
                                          ------------  -----------
INCOME BEFORE INCOME TAXES                  1,391,000     3,297,000
                                          -----------   -----------
PROVISION FOR INCOME TAXES                   (515,000)            -
                                          -----------   -----------
NET INCOME                                  $ 876,000    $3,297,000
                                          ===========   ===========
BASIC EARNINGS PER SHARE                    $    0.06    $     0.22
                                          ===========   ===========
BASIC WEIGHTED SHARES OUTSTANDING          15,680,713    14,768,266
                                          ===========   ===========
DILUTED EARNINGS PER SHARE                  $    0.06     $    0.22
                                          ===========   ===========
DILUTED WEIGHTED SHARES OUTSTANDING        15,743,447    15,091,502
                                          ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                                TACO CABANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        For the Twenty-Six Weeks Ended
                                        ------------------------------
                                            June 29,     June 28,
                                              1997         1998
                                         ------------  ------------
REVENUES:
Restaurant sales                          $64,204,000   $68,528,000
Franchise fees and royalty income             182,000       171,000
                                          -----------   -----------
Total revenues                             64,386,000    68,699,000
                                          -----------   -----------
COSTS AND EXPENSES:
Restaurant cost of sales                   19,734,000    20,621,000
Labor                                      17,378,000    18,410,000
Occupancy                                   4,099,000     3,865,000
Other restaurant operating costs           11,751,000    12,095,000
General and administrative                  3,575,000     3,867,000
Depreciation, amortization and
restaurant opening costs                    5,060,000     3,842,000
                                          -----------   -----------
Total costs and expenses                   61,597,000    62,700,000
                                          -----------   -----------
INCOME FROM OPERATIONS                      2,789,000     5,999,000
                                          -----------   -----------
INTEREST EXPENSE, NET                        (516,000)     (845,000)
                                          -----------   -----------
INCOME BEFORE FOR INCOME TAXES              2,273,000     5,154,000
                                          -----------   -----------
PROVISION FOR INCOME TAXES                   (841,000)            -
                                          -----------   -----------
NET INCOME                                 $1,432,000    $5,154,000
                                          ===========   ===========
BASIC EARNINGS PER SHARE                   $     0.09    $     0.35
                                          ===========   ===========
BASIC WEIGHTED SHARES OUTSTANDING          15,693,625    14,797,202
                                          ===========   ===========
DILUTED EARNINGS PER SHARE                 $     0.09    $     0.34
                                          ===========   ===========
DILUTED WEIGHTED SHARES OUTSTANDING        15,768,272    15,069,175
                                          ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                                TACO CABANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                       For the Twenty-Six Weeks Ended
                                       ------------------------------
                                            June 29,       June 28,
                                              1997           1998
                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $1,432,000     $5,154,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization           5,060,000      3,445,000
    Deferred income taxes                     901,000              -
    Capitalized interest                      (45,000)       (77,000)
    Deferred lease payments                  (144,000)        47,000
    Changes in operating working
    capital items                            (993,000)    (1,739,000)
                                          -----------   ------------
Net cash provided by operating activities   6,211,000      6,830,000
                                          -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment         (6,270,000)   (12,209,000)
Proceeds from the sale of property
and equipment                                       -      1,955,000
                                          -----------   ------------
Net cash used for investing activities     (6,720,000)   (10,254,000)
                                          -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit               2,414,000      6,685,000
Principal payments under long-term
debt and line of credit                    (1,073,000)    (1,378,000)
Principal payments under capital leases      (105,000)       (92,000)
Purchase of treasury stock                 (1,449,000)    (1,653,000)
Exercise of stock options                           -        208,000
                                          -----------   ------------
Net cash provided (used) by
financing activities                         (213,000)     3,770,000
                                          -----------   ------------
NET INCREASE (DECREASE) IN CASH              (722,000)       346,000

CASH AND CASH EQUIVALENTS,
beginning of period                           748,000        339,000
                                          -----------   ------------
CASH AND CASH EQUIVALENTS, end of period     $ 26,000       $685,000
                                          ===========   ============

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

The following table sets forth the computation of basic and diluted earnings per share:

                                 13 Weeks Ended         26 Weeks Ended
                                 --------------         --------------
                               June 29,    June 28,     June 29,     June 28,
                                 1997        1998         1997         1998
                               ---------  ----------  -----------  -----------
Numerator for basic and
diluted earnings per
share - net income              $876,000  $3,297,000   $1,432,000   $5,154,000
Denominator:
  Denominator for basic
  earnings per share:
    Weighted-average shares   15,680,713  14,768,266   15,693,625   14,797,202
  Effect of dilutive securities:
    Employee stock options        62,734     323,236       74,647      271,973
                              ----------  ----------   ----------   ----------
Denominator for diluted
earnings per share:
  Adjusted weighted-average
  and assumed conversions     15,743,447  15,091,502   15,768,272   15,069,175
                              ==========  ==========   ==========   ==========
Basic earnings per share        $   0.06    $   0.22     $   0.09     $   0.35
                              ==========  ==========   ==========   ==========
Diluted earnings per share      $   0.06    $   0.22     $   0.09     $   0.34
                              ==========  ==========   ==========   ==========

3.   Supplemental Disclosure of Cash Flow Information


                                      Twenty-Six Weeks Ended
                                      ----------------------
                                       June 29,      June 28,
                                         1997          1998
                                      ----------    ----------
                                      (Unaudited)   (Unaudited)


    Cash paid for interest            $ 604,000     $ 810,000
    Interest capitalized on
    construction costs                   45,000        77,000
    Cash paid for income taxes           62,000             -
    Cash received for income taxes        4,000             -

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio, Texas. As of July 31, 1998, the Company had 100 Company-owned restaurants and 10 franchised restaurants including one joint-venture owned. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and royalty income currently contributing less than 1% of total revenues.

During the twenty-six weeks ended June 28, 1998, the Company opened six and closed three Company-owned restaurants and a franchisee of the Company closed one restaurant. Subsequent to June 28, 1998, one Company owned restaurant was closed.
The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain operating statement data. The table also sets forth certain restaurant data for the periods indicated.


                             13 Weeks Ended       26 Weeks Ended
                            ----------------     ----------------
                             June 29, June 28,    June 29, June 28,
                              1997     1998        1997      1998
                            --------  -------    --------  -------
Operating Statement Data:
REVENUES:
  Restaurant sales             99.7%    99.8%     99.7%    99.8%
  Franchise fees and
  royalty income                0.3      0.2       0.3      0.2
                              ------   ------    ------   ------
  Total revenues              100.0%   100.0%    100.0%   100.0%
                              ======   ======    ======   ======
COSTS AND EXPENSES:
  Restaurant cost of
  sales (1)                    31.0%    29.9%     30.7%     30.1%
  Labor (1)                    27.2     26.9      27.1      26.9
  Occupancy (1)                 6.0      5.4       6.4       5.6
  Other restaurant operating
  costs (1)                    18.4     16.8      18.3      17.6
  General and administrative    5.2      5.4       5.6       5.6
  Depreciation, amortization and
    restaurant opening costs    7.5      5.4       7.9       5.6
                              ------   ------    ------    ------
INCOME FROM OPERATIONS          4.8     10.3       4.3       8.7
                              ------   ------    ------    ------
INTEREST EXPENSE, net          (0.8)    (1.2)     (0.8)     (1.2)
                              ------   ------    ------    ------
INCOME BEFORE
  INCOME TAXES                  4.1      9.1       3.5       7.5
PROVISION FOR
  INCOME TAXES                 (1.5)       -      (1.3)        -
                              ------   ------    ------    ------
NET INCOME                      2.6%     9.1%      2.2%      7.5%
                              ======   ======    ======    ======
Restaurant Data:
Company-owned restaurants:
  Beginning of period           106       99       104        98
  Opened                          1        3         3         6
  Closed                          -       (1)        -        (3)
                              ------   ------    ------    ------
  End of period                 107       101      107       101

Franchised (2) and joint-venture
  owned restaurants:             14        10       14        10
                              ------   ------    ------    ------
Total restaurants:              121       111      121       111
                              ======   ======    ======    ======
(1)  Percentage is calculated based upon restaurant sales.
(2)  Excludes Two Pesos licensed restaurants.

The Thirteen Weeks Ended June 28, 1998 Compared to the Thirteen Weeks Ended June 29, 1997

Restaurant Sales. Restaurant sales increased by $2.1 million, or 6.2%, to $36.2 million for the second quarter of 1998 from $34.1 million for the second quarter in 1997. The increase is due primarily to an increase in sales at existing restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 4.2%. Management attributes the increase to several factors including a more consistent marketing program featuring a value meal message, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program, a menu price increase of approximately 2% which was implemented during the first quarter of 1998 and the closing of underperforming restaurants. Sales from restaurants opened after June 29, 1997 accounted for an increase of $4.1 million. This increase was offset by sales of $2.4 million from restaurants which were closed after June 28, 1998.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 29.9% in the second quarter of 1998 from 31.0% for the second quarter of 1997. The decrease was due primarily to continued
improvements in the management of food costs through utilizing increased controls and improved purchasing programs, including the continued negotiation of favorable commodity pricing. In addition, food costs as a percentage of restaurant sales were favorably impacted by a menu price increase of approximately 2% which was implemented during the first quarter of 1998. Management expects cost of sales to increase slightly, as a percentage of sales, during the remainder of the year due to recent increases in commodity prices.

Labor. Labor costs calculated as a percentage of restaurant sales decreased to 26.9% during the second quarter of 1998 from 27.2% for the same period in 1997. Adjusting for restaurants closed after June 29, 1997, comparable labor as a percentage of restaurant sales in the second quarter of 1997 was 25.9%. The increase in comparable labor costs is due to an increase in the minimum wage in September 1997, management's continued commitment to increased staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects the trend in comparable labor costs to continue during the remainder of 1998.

Occupancy. Occupancy costs decreased by $94,000 during the second quarter of 1998 compared to the second quarter of 1997. The decrease is primarily due to the closure of underperforming restaurants during 1997. As a percentage of restaurant sales, occupancy costs decreased to 5.4% in the second quarter of 1998 compared to 6.0% in the second quarter of 1997, due to increased restaurant average unit volumes attributable to the closure of underperforming restaurants and the opening of new restaurants with higher sales volumes.

Other Restaurant Operating Costs. Other restaurant operating costs decreased to $6.1 million in the second quarter of 1998 compared to $6.3 million in the second quarter of 1997. As a percentage of restaurant sales, other restaurant operating costs decreased to 16.8% for the second quarter of 1998 compared to 18.4% for the second quarter of 1997. The decrease is due to decreased marketing and promotional activities and increased restaurant average unit volumes. Management expects the favorable comparisons as a percentage of sales to continue during 1998.

General and Administrative. General and administrative expenses increased to $2.0 million for the second quarter of 1998 from $1.8 million in the comparable period of 1997. As a percentage of sales, general and administrative expenses increased to 5.4% for the second quarter of 1998 compared to 5.2% in the same period of 1997. Management expects this amount to slightly decrease or remain constant, as a percentage of sales, throughout the remainder of 1998.


Depreciation,   Amortization  and  Restaurant  Opening   Costs.    Depreciation,
amortization and restaurant opening costs consisted of the following:

                                       Thirteen Weeks Ended
                                       --------------------
                                       June 29,    June 28,
                                         1997        1998
                                       --------    --------
                                      (Unaudited) (Unaudited)

    Depreciation of property
    and equipment                     $2,102,000  $1,632,000
    Amortization of intangible           396,000     146,000
    assets
    Restaurant opening costs              72,000     196,000


Depreciation expense decreased by $470,000 for the quarter ended June 28, 1998 compared to the quarter ended June 29, 1997. The decrease was primarily due to the closure of restaurants and the writedown of assets in conjunction with the special charge recorded in the fourth quarter of 1997, offset by new restaurants opened since June 29, 1997, as well as continued capital improvements to existing restaurants. Amortization of intangible assets decreased by $250,000 for the quarter ended June 28, 1998 compared to the quarter ended June 29, 1997. The decrease was primarily due to the writedown of intangible assets in conjunction with the special charge recorded in the fourth quarter of 1997. Restaurant opening costs increased by $124,000 during the second quarter of 1998 compared to the same period in 1997, primarily due to the opening of three Company owned restaurants during the second quarter of 1998. See footnote 1 to Condensed Consolidated Financial Statements regarding the treatment of restaurant opening costs.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $449,000 in the second quarter of 1998 from $265,000 in the second quarter of 1997, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $25,000 of interest related to new restaurant construction in the most recent quarter compared to $24,000 during the second quarter of 1997.

Income Taxes. Provision for income taxes decreased to zero for the second quarter of 1998 compared to $515,000, or 37% of income before taxes, for the second quarter of 1997. The decrease in income taxes is due to the recognition of previously reserved deferred tax assets.

Net Income and Earnings Per Share. Net income increased to $3.3 million for the second quarter of 1998 from $876,000 for the same period in 1997. Net income was 9.1% of total revenues for the second quarter in 1998 compared to 2.6% in the second quarter of 1997. Diluted earnings per share was $0.22 for the second quarter of 1998 compared to $0.06 in the same period of 1997. The increase in earnings per share during the second quarter of fiscal 1998 compared to the same quarter last year is due to higher sales at existing restaurants, the opening of new restaurants, continued strong cost controls, the closing of underperforming restaurants, a reduction in depreciation and amortization expense, the lack of a provision for income taxes in the current quarter and a reduction in the number of shares outstanding.

The Twenty-Six Weeks Ended June 28, 1998 Compared to the Twenty-Six Weeks Ended June 29, 1997

Restaurant Sales. Restaurant sales increased by $4.3 million, or 6.7%, to $68.5 million for the twenty-six weeks ended June 28, 1998 from $64.2 million for the comparable period in 1997. The increase is due primarily to an increase in sales at existing restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 5.5%. Management attributes the increase to several factors including a more consistent marketing program featuring a value meal message, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program, favorable weather during the first quarter of 1998 compared to 1997, a menu price increase of approximately 2% which was implemented during the first quarter of 1998 and the closing of underperforming restaurants. Sales from restaurants opened after June 29, 1997 accounted for an increase of $6.6 million. This increase was offset by sales from restaurants which were closed after June 28, 1998 of $4.5 million.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.1% during the twenty-six weeks ended June 28, 1998 from 30.7% for same period in 1997. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs, including the continued negotiation of favorable commodity pricing. In addition, food costs as a percentage of restaurant sales were favorably impacted by a menu price increase of approximately 2% which was implemented during the first quarter of 1998. Management expects cost of sales to increase slightly, as a percentage of sales, during the remainder of the year due to recent increases in commodity prices.

Labor. Labor costs calculated as a percentage of restaurant sales decreased to 26.9% for the twenty-six weeks ended June 28, 1998 from 27.1% for the same period in 1997. Adjusting for restaurants closed after June 29, 1997, comparable labor as a percentage of restaurant sales during the twenty-six weeks ended June 28, 1998 was 26.1%. The increase in comparable labor costs is due to an increase in the minimum wage in September 1997, management's continued commitment to increased staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects the trend in comparable labor costs to continue during the remainder of 1998.

Occupancy.   Occupancy costs decreased by $234,000 during the  twenty-six  weeks ended June 28, 1998 compared to the same period in 1997. The decrease is primarily due to the closure of underperforming restaurants during 1997. As a percentage of restaurant sales, occupancy costs decreased to 5.6% in during the twenty-six weeks ended June 28, 1998 compared to 6.4% in the same period of 1997. The decrease is due to an increase in restaurant average unit volumes during 1998.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $12.1 million in the twenty-six weeks ended June 28, 1998 compared to $11.8 million in the same period of 1997. As a percentage of restaurant sales, other restaurant operating costs decreased to 17.6% for the twenty-six weeks ended June 28, 1998 compared to 18.3% for the same period of 1997. The decrease is due to decreased marketing and promotional activities and an increase in restaurant average unit volumes. Management expects the favorable comparisons as a percentage of sales to continue during 1998.

General and Administrative. General and administrative expenses increased to $3.9 million for the twenty-six weeks ended June 28, 1998 from $3.6 million in the comparable period of 1997. As a percentage of sales, general and administrative expenses remained constant at 5.6% for the twenty-six weeks ended June 28, 1998 and for the comparable period in 1997. Management expects this amount to slightly decrease or remain constant, as a percentage of sales, throughout the remainder of 1998.

Depreciation,   Amortization  and  Restaurant  Opening   Costs.    Depreciation,
amortization and restaurant opening costs consisted of the following:

                                      Twenty-Six Weeks Ended
                                      ----------------------
                                       June 29,    June 28,
                                         1997        1998
                                      ---------  ----------
                                     (Unaudited) (Unaudited)

    Depreciation of property and     $4,137,000  $3,163,000
    equipment
    Amortization of intangible          812,000     283,000
    assets
    Restaurant opening costs            111,000     396,000


Depreciation expense decreased by $974,000 for the twenty-six weeks ended June 28, 1998 compared to the same period in 1997. The decrease was primarily due the closure of restaurants and the writedown of assets in conjunction with the special charge recorded in the fourth quarter of 1997, offset by new restaurants opened since June 29, 1997, as well as continued capital improvements to existing restaurants. Amortization of intangible assets decreased by $529,000 for the twenty-six weeks ended June 28, 1998 compared to the same period in 1997. The decrease was primarily due to the writedown of intangible assets in conjunction with the special charge recorded in the fourth quarter of 1997. Restaurant opening costs increased by $285,000 during the twenty-six weeks ended June 28, 1998, compared to the same period in 1997. The increase was primarily due to the opening of six restaurants during the twenty-six weeks ended June 28,
1998.   See  footnote 1 to Condensed Consolidated Financial Statements regarding the treatment of restaurant opening costs.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $845,000 during the twenty-six weeks ended June 28, 1998 from $516,000 in the same period of 1997, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $77,000 of interest related to new restaurant construction during the twenty-six weeks ended June 28, 1998 compared to $45,000 during the same period in 1997.

Income Taxes. Provision for income taxes decreased to zero for the twenty-six weeks ended June 28, 1998 compared to $841,000, or 37% of income before taxes, for the same period in 1997. The decrease in income taxes is due to the recognition of previously reserved deferred tax assets.

Net Income and Earnings Per Share. Net income increased to $5.2 million for the twenty-six weeks ended June 28, 1998 from $1.4 million for the same period in 1997. Net income was 7.5% of total revenues for the twenty-six weeks ended June 28, 1998 compared to 2.2% in the same period of 1997. Diluted earnings per share was $0.34 for the twenty-six weeks ended June 28, 1998 compared to $0.09 in the same period of 1997. The increase in earnings per share during the twenty-six weeks ended June 28, 1998 compared to the same period last year is due to higher sales at existing restaurants, the opening of new restaurants, continued strong cost controls, the closing of underperforming restaurants, a reduction in depreciation and amortization expense, the lack of a provision for income taxes and a reduction in the number of shares outstanding.

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $30.0 million, including a $5.0 million unsecured revolving line of credit. As of July 31, 1998, $21.0 million was outstanding under these commitments.

Net cash provided by operating activities was $6.8 million for the twenty-six weeks ended June 28, 1998, and $6.2 million for the twenty-six weeks ended June 29, 1997.

Net cash used in investing activities was $10.3 million for the twenty-six weeks ended June 28, 1998 representing primarily capital expenditures of $12.2 million for the construction of new restaurants and improvements to existing restaurants. This was offset by the sale of assets generating $2.0 million in proceeds. This compares to $6.7 million in net cash used in investing activities for the twenty-six weeks ended June 29, 1997, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants.

Net cash provided by financing activities was $3.8 million for the twenty-six weeks ended June 28, 1998 representing primarily net draws from the Company's debt facilities of $5.3 million, offset by the purchase of $1.7 million in treasury stock. This compares to net cash used in financing activities of
$213,000 in the same period of 1997, representing net draws on the Company's debt facilities of $1.3 million, offset by the purchase of $1.5 million in treasury stock.

On April 16, 1997, the Company's Board of Directors approved a plan to repurchase up to 1,500,000 shares of the Company's Common Stock. As of July 31, 1998, the Company had repurchased all 1,500,000 shares at an average cost of $4.91 per share. The Company has funded the repurchases through available bank credit facilities, as well as the liquidation of the Company's short term investment portfolio. On July 27, 1998, the Company's Board of Directors approved the purchase of up to an additional 1,000,000 shares of the Company's Common Stock. The timing, price, quantity and manner of purchases will be made at the discretion of management and will depend upon market conditions. The Company will fund the repurchase program through available bank credit facilities as well as current cash flows from operations.

The special charges recorded in 1997 and 1995 included accruals of approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $1.4 million during the twenty-six weeks ended June 28, 1998. During the twenty-six weeks ended June 28, 1998, the Company sold properties relating to the special charges which resulted in proceeds of $2.0 million, which approximated the carrying value of the assets sold. Subsequent to June 28, 1998, the company sold assets relating to the special charges which resulted in proceeds of $1.2 million, which approximated the carrying value of the assets sold. The Company currently has several closed restaurant properties for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such property will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of this property. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $129,000 during the twenty-six weeks ended June 28, 1998.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1998, including the planned opening of eight to ten restaurants, six of which have been opened at July 31, 1998, and the reimaging of 25 restaurants during the 1998 fiscal year. Total capital expenditures related to new restaurants are estimated to be $12.0 to $15.0 million. The total for other capital expenditures, including the cost of the reimagings, is estimated to be $7.5 to $8.5 million. Total capital expenditures for 1998 are expected to approximate $19.5 to $23.5 million.

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

Forward-Looking Statements

Statements in this quarterly report concerning Taco Cabana which are (a) projections of revenues, costs, including trends in cost of sales, labor and general and administrative costs or other financial items, (b) statements of plans and objectives for future operations, specifically statements regarding planned restaurant openings and reimages as well as share repurchases and cash flows (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes will differ, often materially, from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices of commodities and supplies that the Company utilizes; actions of our customers and competitors; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Item 6. Exhibits and Reports on Form 8-K

The Company has filed the following exhibits with the report:

     10.18 Extension and Amendment to Employment Agreement between Taco Cabana, Inc and Steve Clark
     27.       Financial Data Schedule

No reports on Form 8-K were filed during the period covered by this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 12, 1998        Taco Cabana, Inc.





                         David G. Lloyd
                         Senior Vice President, Chief Financial Officer, Secretary and Treasurer



                         Signing on behalf of the registrant and as the principal financial and accounting officer