Form 10-Q
period 1998-09-27
TACO CABANA INC
filed 1998-11-12
CIK 891082

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.


                                      FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 1998

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

                 Class       Outstanding at October 30, 1998
              Common Stock          13,633,150 shares


                                  TACO CABANA, INC.

                                        INDEX


                                                                        Page
                                                                       Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets at September 27, 1998
    and December 29, 1997                                                  2

  Condensed Consolidated Statements of Operations for the Thirteen Weeks
    Ended September 27, 1998 and September 28, 1997                        3

  Condensed Consolidated Statements of Operations for the Thirty-nine weeks
    Ended September 27, 1998 and September 28, 1997                        4

  Condensed Consolidated Statements of Cash Flows for the Thirty-nine weeks
    Ended September 27, 1998 and September 28, 1997                        5

  Notes to Condensed Consolidated Financial Statements                    6-7


Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                  8-16


PART II.  OTHER INFORMATION

Items 1, 2, 3 and 5 have been omitted since the registrant has no reportable events in relation to the items

Item 4. Submission of Matters to a Vote of Security Holders               17

Item 6. Exhibits and Reports on Form 8-K                                  17

Signature                                                                 17
















                                  TACO CABANA, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                          December 28,September 27,
                                              1997        1998
                                          ----------- ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............    $ 339,000   $ 803,000
Receivables, net.......................      502,000     316,000
Inventory..............................    2,105,000   2,287,000
Prepaid expenses.......................    1,704,000   3,616,000
Federal income taxes receivable........      200,000     200,000
                                         ----------- -----------
Total current assets...................    4,850,000   7,222,000

PROPERTY AND EQUIPMENT, net............   59,540,000  68,784,000
NOTES RECEIVABLE.......................      344,000     292,000
INTANGIBLE ASSETS, net.................   11,293,000  11,864,000
OTHER ASSETS...........................      233,000     204,000
                                         ----------- -----------
TOTAL..................................  $76,260,000 $87,366,000
                                         =========== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable.......................   $4,430,000  $3,838,000
Accrued liabilities....................    6,266,000   6,046,000
Current maturities of long-term debt
and capital leases.....................    1,573,000   2,105,000
Line of credit.........................    4,223,000   4,270,000
                                         ----------- -----------
Total current liabilities..............   16,492,000  16,259,000

LONG-TERM OBLIGATIONS, net of current maturities:

Capital leases.........................    2,357,000   2,196,000
Long-term debt.........................   11,170,000  19,774,000
                                         ----------- -----------
Total long-term obligations............   13,527,000  21,970,000

ACQUISITION AND CLOSED RESTAURANT
LIABILITIES............................    9,126,000   9,433,000
DEFERRED LEASE PAYMENTS................      702,000     771,000
STOCKHOLDERS' EQUITY:
Common stock...........................      157,000     157,000
Additional paid-in capital.............   97,095,000  97,315,000
Retained deficit.......................  (57,278,000)(49,230,000)
Treasury stock, at cost (871,937 shares
 at December 28, 1997 and 1,862,437
 shares at September 27, 1998).........   (3,561,000) (9,309,000)
                                         ----------- -----------
  Total stockholders' equity...........   36,413,000  38,933,000
                                         ----------- -----------
TOTAL..................................  $76,260,000 $87,366,000
                                         =========== ===========


              See Notes to Condensed Consolidated Financial Statements.



                                    TACO CABANA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                         For the Thirteen Weeks Ended
                                         ----------------------------
                                          September 28,September 27,
                                              1997        1998
                                          ------------ ------------
REVENUES:
Restaurant sales..........................  $34,967,000 $36,176,000
Franchise fees and royalty income.........       84,000      94,000
                                            ----------- -----------
Total revenues............................   35,051,000  36,270,000
                                            ----------- -----------
COSTS AND EXPENSES:
Restaurant cost of sales..................   10,873,000  11,102,000
Labor.....................................    9,794,000   9,599,000
Occupancy.................................    2,123,000   1,966,000
Other restaurant operating costs..........    6,899,000   6,259,000
General and administrative................    1,515,000   1,911,000
Depreciation, amortization and restaurant
  opening costs...........................    2,698,000   1,995,000
                                            ----------- -----------
Total costs and expenses..................   33,902,000  32,832,000
                                            ----------- -----------
INCOME FROM OPERATIONS....................    1,149,000   3,438,000
                                            ----------- -----------
INTEREST EXPENSE, NET.....................     (256,000)   (543,000)
                                            ----------- -----------
INCOME BEFORE INCOME TAXES................      893,000   2,895,000

PROVISION FOR INCOME TAXES................     (331,000)          -
                                            ----------- -----------
NET INCOME................................     $562,000  $2,895,000
                                            =========== ===========
BASIC EARNINGS PER SHARE..................     $   0.04  $     0.20
                                            =========== ===========
BASIC WEIGHTED SHARES OUTSTANDING.........   15,036,811  14,186,259
                                            =========== ===========
DILUTED EARNINGS PER SHARE................     $   0.04  $     0.20
                                            =========== ===========
DILUTED WEIGHTED SHARES OUTSTANDING.......   15,108,018  14,305,200
                                            =========== ===========


              See Notes to Condensed Consolidated Financial Statements.







                                  TACO CABANA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                        For the Thirty-Nine weeks Ended
                                        -------------------------------
                                          September 28,September 27,
                                              1997         1998
                                          ------------ ------------
REVENUES:
Restaurant sales.......................... $99,171,000 $104,704,000
Franchise fees and royalty income.........     267,000      265,000
                                           ----------- ------------
Total revenues............................  99,438,000  104,969,000
                                           ----------- ------------
COSTS AND EXPENSES:
Restaurant cost of sales..................   30,607,000  31,723,000
Labor.....................................   27,173,000  28,009,000
Occupancy.................................    6,222,000   5,830,000
Other restaurant operating costs..........   18,650,000  18,355,000
General and administrative................    5,089,000   5,777,000
Depreciation, amortization and restaurant
  opening costs...........................    7,758,000   5,837,000
                                            ----------- -----------
Total costs and expenses..................   95,499,000  95,531,000
                                            ----------- -----------
INCOME FROM OPERATIONS....................    3,939,000   9,438,000
                                            ----------- -----------
INTEREST EXPENSE, NET.....................     (772,000) (1,389,000)

INCOME BEFORE FOR INCOME TAXES............    3,167,000   8,049,000
                                            ----------- -----------
PROVISION FOR INCOME TAXES................   (1,172,000)          -
                                            ----------- -----------
NET INCOME................................   $1,995,000  $8,049,000
                                            =========== ===========
BASIC EARNINGS PER SHARE..................   $     0.13  $     0.55
                                            =========== ===========
BASIC WEIGHTED SHARES OUTSTANDING.........   15,474,687  14,593,555
                                            =========== ===========
DILUTED EARNINGS PER SHARE................   $     0.13  $     0.55
                                            =========== ===========
DILUTED WEIGHTED SHARES OUTSTANDING.......   15,555,680  14,746,499
                                            =========== ===========


              See Notes to Condensed Consolidated Financial Statements.








                                   TACO CABANA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                        For the Thirty-Nine weeks Ended
                                        -------------------------------
                                          September 28,September 27,
                                              1997         1998
                                         ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................ $1,995,000 $8,049,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization.........  7,758,000  5,375,000
    Deferred income taxes.................  2,313,000          -
    Capitalized interest..................   (88,000)    (94,000)
    Deferred lease payments...............  (114,000)     69,000
    Changes in operating working capital
    items.................................(2,188,000) (2,637,000)
                                          ---------- -----------
Net cash provided by operating activities. 9,676,000  10,762,000
                                          ---------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.......(12,838,000)(16,987,000)
Proceeds from the sale of property
 and equipment...........................  1,379,000   3,195,000
                                         ----------- -----------
Net cash used for investing activities...(11,459,000)(13,792,000)
                                         ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit............ 13,173,000  11,130,000
Principal payments under long-term debt
  and line of credit..................... (8,213,000) (1,967,000)
Principal payments under capital leases..   (146,000)   (141,000)
Purchase of treasury stock............... (3,561,000) (5,748,000)
Exercise of stock options................          -     220,000
                                         ----------- -----------
Net cash provided by financing activities  1,253,000   3,494,000
                                         ----------- -----------
NET (DECREASE) INCREASE IN CASH..........   (530,000)    464,000

CASH AND CASH EQUIVALENTS, beginning of
  period.................................    748,000     339,000
                                          ---------- -----------
CASH AND CASH EQUIVALENTS, end of period.   $218,000    $803,000
                                          ========== ===========



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

The following table sets forth the computation of basic and diluted earnings per share:

                              13 Weeks Ended              39 Weeks Ended
                              --------------              --------------
                        September 28,September 27,   September 28,September 27,
                             1997        1998             1997      1998
                        ------------ ------------    ------------ ------------

Numerator for basic and
diluted earnings per
share - net income.....  $562,000   $2,895,000         $1,995,000  $8,049,000

Denominator for basic
earnings per share:
  Weighted-average
  shares............... 15,036,811  14,186,259         15,474,687  14,593,555

Effect of dilutive
securities:
  Employee stock options    71,207     118,941             80,993     152,944
                        ----------  ----------         ----------  ----------

Denominator for diluted
earnings per share: Adjusted
weighted-average and assumed
  conversions.........  15,108,018  14,305,200         15,555,680  14,746,499
                       ===========  ==========         ==========  ==========

Basic earnings
  per share........... $     0.04   $     0.20         $     0.13  $     0.55
                       ==========   ==========         ==========  ==========

Diluted earnings
 per share............ $     0.04   $     0.20         $     0.13  $     0.55
                       ==========   ==========         ==========  ==========



3.   Supplemental Disclosure of Cash Flow Information


                                     Thirty-nine weeks Ended
                                     -----------------------
                                    September 28, September 27,
                                    ------------  ------------
                                       1997          1998
                                    ------------  ------------
                                    (Unaudited)  (Unaudited)

    Cash paid for interest ......... $ 890,000   $1,313,000
    Interest capitalized on
      construction costs ...........    88,000       94,000
    Cash paid for income taxes .....    74,000            -
    Cash received for income taxes .     4,000            -





                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in  1978 with the opening  of the first Taco
Cabana restaurant in  San Antonio,  Texas.   As of  November 9,  1998, the
Company had 103 Company-owned restaurants and 10 franchised restaurants including one joint-venture owned. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and royalty income currently contributing less than 1% of total revenues.

During the thirty-nine weeks ended September 27, 1998, the Company opened seven and closed four Company-owned restaurants and a franchisee of the Company closed one restaurant. Subsequent to September 27, 1998, the Company opened two restaurants.


The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain operating statement data. The table also sets forth certain restaurant data for the periods indicated.


                           13 Weeks Ended                 39 Weeks Ended
                           --------------                 --------------
                       September 28, September 27,  September 28,September 27,
                          1997         1998             1997         1998
                       ------------  ------------   ------------ ------------
Operating Statement Data:
REVENUES:
  Restaurant sales.......    99.8%         99.7%          99.7%        99.7%
  Franchise fees and
  royalty income.........     0.2           0.3            0.3          0.3
                            -----         -----          -----        -----

  Total revenues.........   100.0%        100.0%         100.0%       100.0%
                            =====         =====          =====        =====

COSTS AND EXPENSES:
  Restaurant cost of
  sales (1)..............    31.1%         30.7%          30.9%        30.3%
  Labor (1)..............    28.0          26.5           27.4         26.8
  Occupancy (1)..........     6.1           5.4            6.3          5.6
  Other restaurant operating
  costs (1)..............    19.7          17.3           18.8         17.5
  General and administrative  4.3           5.3            5.1          5.5
  Depreciation, amortization and
    restaurant opening costs  7.7           5.5            7.8          5.6
                            -----         -----          -----        -----

INCOME FROM OPERATIONS...     3.3           9.5            4.0          9.0

INTEREST EXPENSE, net....    (0.7)         (1.5)          (0.8)        (1.3)
                            -----         -----          -----        -----

INCOME BEFORE
  INCOME TAXES...........     2.5           8.0             3.2         7.7

PROVISION FOR
  INCOME TAXES...........    (0.9)            -            (1.2)          -
                            -----         -----           -----        -----

NET INCOME...............     1.6%          8.0%            2.0%        7.7%
                            =====         =====           =====       =====



Restaurant Data:

Company-owned restaurants:
  Beginning of period....      107           101             104         98
  Opened.................        2             1               5          7
  Acquired...............        1             -               1          -
  Closed.................        -            (1)              -         (4)
                             -----         -----           -----       -----
  End of period..........      110           101             110         101

Franchised (2) and joint-venture
  owned restaurants:.....       11            10              11          10
                             -----         -----           -----       -----

Total restaurants:.......      121           111             121         111
                             =====         =====           =====       =====




(1)      Percentage is calculated based upon restaurant sales.
(2)      Excludes Two Pesos licensed restaurants.



The Thirteen Weeks Ended September 27, 1998 Compared to the Thirteen Weeks Ended September 28, 1997

Restaurant Sales.   Restaurant sales  increased by $1.2  million, or  3.5%, to
$36.2 million for the third quarter of 1998 from $35.0 million for the third quarter in 1997. The increase was due primarily to an increase in sales at existing restaurants and sales from restaurants opened after September 28, 1997, offset by sales from restaurants closed after September 28, 1997. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 2.8%. Management attributes the increase to several factors including a more consistent marketing program featuring a value meal message, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program, a menu price increase of approximately 2% which was implemented during the first quarter of 1998 and the closing of underperforming restaurants. Sales from restaurants opened after September 28, 1997 accounted for an increase of $4.4 million. This increase was offset by sales of $2.8 million from restaurants which were closed after September 28, 1997.

Restaurant Cost of Sales.   Restaurant cost of sales,  calculated as a
percentage of restaurant sales, decreased to 30.7% for the third quarter of 1998 from 31.1% for the third quarter of 1997. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs, including the continued negotiation of favorable commodity pricing.
In addition, food costs as a percentage of restaurant sales were favorably impacted by a menu price increase of approximately 2% which was implemented during the first quarter of 1998. Restaurant cost of sales, as a percentage of restaurant sales, have increased from 29.9% in the second quarter of 1998 primarily due to recent commodity price increases. Management expects this trend to continue during the remainder of 1998.

Labor. Labor costs, calculated as a percentage of restaurant sales, decreased to 26.5% during the third quarter of 1998 from 28.0% for the same period in 1997. Adjusting for restaurants closed after September 28, 1997, comparable labor as a percentage of restaurant sales in the third quarter of 1997 was 25.7%. The increase in comparable labor costs was due to an increase in the minimum wage in September 1997, management's continued commitment to increased staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects the trend in comparable labor costs to continue during the remainder of 1998.

Occupancy. Occupancy costs decreased by $157,000 during the third quarter of 1998 compared to the third quarter of 1997. The decrease was primarily due to
the closure of underperforming restaurants  during 1997.   As a percentage
of restaurant sales, occupancy costs decreased to 5.4% in the third quarter of 1998 compared to 6.1% in the third quarter of 1997, due primarily to increased restaurant average unit sales volumes, which was in turn attributable to the closure of underperforming restaurants and the opening of new restaurants with higher sales volumes.

Other Restaurant Operating Costs. Other restaurant operating costs decreased to $6.3 million in the third quarter of 1998 compared to $6.9 million in the third quarter of 1997. As a percentage of restaurant sales, other restaurant operating costs decreased to 17.3% for the third quarter of 1998 compared to 19.7% for the third quarter of 1997. The decrease was due to decreased marketing and promotional activities and increased restaurant average unit sales volumes. Management expects the favorable comparisons as a percentage of sales to continue during 1998.

General and Administrative.   General and administrative  expenses increased to
$1.9 million for the third quarter of 1998 from $1.5 million in the comparable period of 1997. As a percentage of sales, general and administrative expenses increased to 5.3% for the third quarter of 1998 compared to 4.3% in the same
period of  1997.   The increase was primarily due to the reversal of bonus
accruals during the third quarter of 1997. Management expects this amount to slightly decrease or remain constant, as a percentage of sales, throughout the remainder of 1998.


Depreciation, Amortization and Restaurant Opening Costs. Depreciation, amortization and restaurant opening costs consisted of the following:

                                       Thirteen Weeks Ended
                                       --------------------
                                    September 28, September 27,
                                    ------------  ------------
                                        1997         1998
                                    ------------  ------------
                                     (Unaudited)  (Unaudited)

    Depreciation of property and
    equipment ...................    $2,214,000   $1,784,000
    Amortization ofintangible
    assets ......................       382,000      146,000
    Restaurant opening costs ....       102,000       65,000


Depreciation expense decreased by $430,000 for the quarter ended September 27, 1998 compared to the quarter ended September 28, 1997. The decrease was primarily due to the closure of restaurants and the writedown of assets in conjunction with the special charge recorded in the fourth quarter of 1997, offset by new restaurants opened since September 28, 1997, as well as continued capital improvements to existing restaurants. Amortization of intangible assets decreased by $236,000 for the quarter ended September 27,
1998 compared to  the quarter  ended September  28, 1997.   The decrease  was
primarily  due to  the writedown  of intangible  assets  in conjunction with the special charge recorded in the fourth quarter of 1997. Restaurant opening costs decreased by $37,000 during the third quarter of 1998 compared to the same period in 1997, primarily due to the opening of one
Company owned restaurant during  the third  quarter of  1998.   See footnote  1
to Condensed Consolidated Financial Statements regarding the treatment of restaurant opening costs.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $543,000 in the third quarter of 1998 from $256,000 in the third quarter of 1997, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $17,000 of interest related to new restaurant construction in the most recent quarter compared to $43,000 during the third quarter of 1997.

Income Taxes. Provision for income taxes decreased to zero for the third quarter of 1998 compared to $331,000, or 37% of income before taxes, for the third quarter of 1997. The decrease in income taxes is due to the recognition of previously reserved deferred tax assets.

Net Income and  Earnings Per Share.   Net income  increased to $2.9  million for
the third quarter of 1998 from $562,000 for the same period in 1997. Net income was 8.0% of total revenues for the third quarter in 1998 compared to 1.6% in the third quarter of 1997. Diluted earnings per share was $0.20 for the third quarter of 1998 compared to $0.04 in the same period of 1997. The increase in earnings per share during the third quarter of fiscal 1998 compared to the same quarter last year was due to higher sales at existing restaurants, the opening of new restaurants, continued strong cost controls, the closing of underperforming restaurants, a reduction in depreciation and amortization expense, the lack of a provision for income taxes in the current quarter and a reduction in the number of shares outstanding.

The Thirty-nine weeks Ended September 27, 1998 Compared to the Thirty-nine weeks Ended September 28, 1997


Restaurant Sales.   Restaurant sales increased  by $5.5 million,  or 5.6%, to
$104.7 million for the thirty-nine weeks ended September 27, 1998 from $99.2 million for the comparable period in 1997. The increase was due primarily to an increase in sales at existing restaurants and sales from restaurants opened after September 28, 1997, offset by sales from restaurants closed after September 28, 1997. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 4.5%. Management attributes the increase to several factors including a more consistent marketing program featuring a value meal message, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program, favorable weather during the first quarter of 1998 compared to 1997, a menu price increase of approximately 2% which was implemented during the first quarter of 1998 and the closing of underperforming restaurants. Sales from restaurants opened after September 28, 1997 accounted for an increase of $11.0 million. This increase was offset by sales from restaurants which were closed after September 28, 1997 of $8.0 million.

Restaurant Cost of Sales.   Restaurant cost of sales,  calculated as a
percentage of restaurant sales, decreased to 30.3% for the thirty-nine weeks ended September 27, 1998 from 30.9% for the same period in 1997. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs, including the continued negotiation of favorable commodity pricing. In addition, food costs as a percentage of restaurant sales were favorably impacted by a menu price increase of approximately 2% which was implemented during the first quarter of 1998. Management expects cost of sales to increase slightly, as a percentage of sales, during the remainder of the year due to recent increases in commodity prices.

Labor. Labor costs, calculated as a percentage of restaurant sales, decreased to 26.8% for the thirty-nine weeks ended September 27, 1998 from
27.4%  for the  same period in  1997.    Adjusting  for  restaurants  closed
after September 28, 1997, comparable labor as a percentage of restaurant sales during the thirty-nine weeks ended September 27, 1998 was 26.1%. The increase in comparable labor costs was due to an increase in the minimum wage in September 1997, management's continued commitment to increased staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects the trend in comparable labor costs to continue during the remainder of 1998.

Occupancy. Occupancy costs decreased by $392,000 during the thirty-nine weeks ended September 27, 1998 compared to the same period in 1997. The decrease was primarily due to the closure of underperforming restaurants during 1997. As a percentage of restaurant sales, occupancy costs decreased to 5.6% in the thirty-nine weeks ended September 27, 1998 compared to 6.3% in the same period of 1997. The decrease was due to an increase in restaurant average unit sales volumes during 1998.

Other Restaurant  Operating Costs.   Other restaurant operating costs decreased
to $18.4 million in the thirty-nine weeks ended September 27, 1998 compared to $18.7 million in the same period of 1997. As a percentage of restaurant sales, other restaurant operating costs decreased to 17.5% for the thirty-nine weeks ended September 27, 1998 compared to 18.8% for the same period of 1997. The decrease was due to decreased marketing and promotional activities and an increase in restaurant average unit sales volumes. Management expects the favorable comparisons as a percentage of sales to continue during 1998.

General and Administrative.   General and administrative  expenses increased to
$5.8 million for the thirty-nine weeks ended September 27, 1998 from $5.1 million in the comparable period of 1997. The increase was primarily due to an increased level of expenditures to support the Company's operations and an increase in the bonus accrual during the thirty nine weeks ended September 27, 1998 compared to the same period in 1997. As a percentage of sales, general and administrative expenses increased to 5.5% for the thirty-nine weeks ended September 27, 1998 compared to 5.1% for the same period of 1997.
Management expects this amount to slightly decrease or remain constant, as a percentage of sales, throughout the remainder of 1998.

Depreciation, Amortization and Restaurant Opening Costs. Depreciation, amortization and restaurant opening costs consisted of the following:

                                     Thirty-nine weeks Ended
                                     -----------------------
                                    September 28, September 27,
                                    ------------  ------------
                                        1997          1998
                                    ------------  ------------
                                     (Unaudited)  (Unaudited)

    Depreciation of property and
    equipment ...................    $6,351,000   $4,946,000
    Amortization of intangible
    assets ......................     1,194,000      429,000
    Restaurant opening costs ....       213,000      462,000


Depreciation expense decreased by $1.4 million for the thirty-nine weeks ended September 27, 1998 compared to the same period in 1997. The decrease was primarily due the closure of restaurants and the writedown of assets in conjunction with the special charge recorded in the fourth quarter of 1997, offset by new restaurants opened since September 28, 1997, as well as continued capital improvements to existing restaurants. Amortization of intangible assets decreased by $765,000 for the thirty-nine weeks ended September 27, 1998 compared to the same period in 1997. The decrease was primarily due to the writedown of intangible assets in conjunction with the special charge recorded in the fourth quarter of 1997. Restaurant opening costs increased by $249,000 during the thirty-nine weeks ended September 27, 1998, compared to the same period in 1997. The increase was primarily due to the opening of seven restaurants during the thirty-nine weeks ended September 27,
1998.    See footnote 1 to Condensed Consolidated Financial Statements regarding the treatment  of restaurant opening costs.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $1.4 million in the thirty-nine weeks ended September 27, 1998 from $772,000 in the same period of 1997, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $94,000 of interest related to new restaurant construction during the thirty-nine weeks ended September 27, 1998 compared to $88,000 during the same period in 1997.

Income Taxes. Provision for income taxes decreased to zero for the thirty-nine weeks ended September 27, 1998 compared to $1.2 million, or 37% of income before taxes, for the same period in 1997. The decrease in income taxes was due to the recognition of previously reserved deferred tax assets.

Net Income and  Earnings Per Share.   Net income  increased to $8.0  million for
the thirty-nine weeks ended September 27, 1998 from $2.0 million for the same
period in 1997.   Net  income was  7.7%  of total  revenues for the thirty-nine weeks ended September 27, 1998 compared to 2.0% in the same period of 1997. Diluted earnings per share was $0.55 for the thirty-nine weeks ended
September 27, 1998 compared to $0.13 in the same period of 1997.   The increase
in earnings per share during the thirty-nine weeks ended September 27, 1998 compared to the same period last year was due to higher sales at existing restaurants, the opening of new restaurants, continued strong cost controls, the closing of underperforming restaurants, a reduction in depreciation and amortization expense, the lack of a provision for income taxes and a reduction in the number of shares outstanding.

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $30.0 million, including a $5.0 million unsecured revolving line of credit. As of October 30, 1998, $24.8 million was outstanding under these commitments.

Net cash provided by operating activities was $10.8 million for the thirty-nine weeks ended September 27, 1998, and $9.7 million for the thirty-nine weeks ended September 28, 1997.

Net cash used in investing activities was $13.8 million for the thirty-nine weeks ended September 27, 1998 representing primarily capital expenditures of $17.0 million for the construction of new restaurants and improvements to existing restaurants. This was offset by the sale of assets generating
$3.2 million in  proceeds.   This compares to $11.5 million in  net cash used
in investing activities for the thirty-nine weeks ended September 28, 1997, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants, offset by the sale of assets generating $1.4 million in proceeds.

Net cash provided by financing activities was $3.5 million for the thirty-nine weeks ended September 27, 1998 representing primarily net draws from the Company's debt facilities of $9.2 million, offset by the purchase of $5.7 million in treasury stock. This compares to net cash provided by financing activities of $1.3 million in the same period of 1997, representing net draws on the Company's debt facilities of $5.0 million, offset by the purchase of $3.6 million in treasury stock.


The Company's Board of Directors previously approved a plan to repurchase up to 2,500,000 shares of the Company's Common Stock. As of October 30, 1998,
the Company had repurchased 2,149,700 shares at an average cost of $5.11 per share. The Company has funded the repurchases through available bank credit facilities, as well as the liquidation of the Company's short term investment
portfolio.   The timing, price, quantity and manner of future purchases will be made at the discretion of management and will depend upon market conditions. The Company intends to fund the repurchase program through available credit under its bank credit facilities and current cash flows from operations.

The special charges recorded in 1997 and 1995 included accruals of approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which
have been closed.   Cash requirements for this accrual were approximately $1.5
million during the  thirty-nine weeks ended September  27, 1998.   During the
thirty-nine weeks ended September 27, 1998, the Company sold properties relating to the special charges which resulted in proceeds of $3.2 million, which approximated the carrying value of the assets sold. The Company currently has three closed restaurant properties for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such properties will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $193,000 during the thirty-nine weeks ended September 27, 1998.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1999, including the planned opening of ten to fifteen restaurants in 1999, and the reimaging of
30 restaurants during the 1999 fiscal  year.    Total  capital expenditures
related to new restaurants are estimated to be $12.0 to $17.0 million. The total for other capital expenditures, including the cost of the reimagings, is estimated to be $6.0 to $8.0 million. Total capital expenditures for 1999 are expected to approximate $18.0 to $25.0 million.



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

Forward-Looking Statements

Statements in this quarterly report concerning Taco Cabana which are (a) projections of revenues, costs, including trends in cost of sales, operating costs, labor and general and administrative costs or other financial items,
(b) statements of plans and objectives for future operations, specifically statements regarding planned restaurant openings and reimages as well as share repurchases and cash flows (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of
Section 27A  of the Securities Act of  1933 and Section 21E of the Securities
Exchange Act  of  1934.   The  ultimate accuracy  of  forward-looking statements
is subject to a wide range of risks, uncertainties and other factors which may cause actual results and outcomes to differ, often materially, from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices of commodities and supplies that the Company utilizes; cost and availability of labor; actions of our customers and competitors; changes in state and federal environmental, economic, safety and other policies and regulations and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigation or other legal matters. The Company disclaims any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.





Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on August 18, 1998, the Company's stockholders elected six directors. There were no broker non-votes. The votes were as follows:

                         For            Withheld
     Stephen V. Clark  14,298,217        96,397
     William J. Nimmo  14,296,637        97,977
     Richard Sherman   14,297,457        97,157
     Cecil Schenker    14,296,057        98,557
     Lionel Sosa       14,296,132        98,482
     Rod Sands         14,298,357        96,257

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 Financial Data Schedule.  Filed with EDGAR version.

No reports on Form 8-K were filed during the period covered by this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 11, 1998      Taco Cabana, Inc.





                         /s/David G. Lloyd
                         ----------------------------------------------
                         David G. Lloyd
                         Senior Vice President, Chief Financial Officer, Secretary and Treasurer



                         Signing on behalf of the registrant and as the principal financial and accounting officer