Form 10-Q/A
period 1998-09-27
TACO CABANA INC
filed 1998-11-18
CIK 891082

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.


                                      FORM 10-Q/A



Amendment No. 1 to Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


                                  TACO CABANA, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                         December 28, September 27,
                                              1997        1998
                                          ------------ -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................  $ 339,000   $ 803,000
Receivables, net..........................    502,000     316,000
Inventory.................................  2,105,000   2,287,000
Prepaid expenses..........................  1,704,000   3,616,000
Federal income taxes receivable...........    200,000     200,000
                                          ----------- -----------
Total current assets......................  4,850,000   7,222,000

PROPERTY AND EQUIPMENT, net............... 59,540,000  68,784,000
NOTES RECEIVABLE..........................    344,000     292,000
INTANGIBLE ASSETS, net.................... 11,293,000  10,864,000
OTHER ASSETS..............................    233,000     204,000
                                          ----------- -----------
TOTAL.....................................$76,260,000 $87,366,000
                                          =========== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable.......................... $4,430,000  $3,838,000
Accrued liabilities.......................  6,266,000   6,046,000
Current maturities of long-term debt
and capital leases........................  1,573,000   2,105,000
Line of credit............................  4,223,000   4,270,000
                                          ----------- -----------
Total current liabilities................. 16,492,000  16,259,000

LONG-TERM OBLIGATIONS, net of current maturities:

Capital leases............................  2,357,000   2,196,000
Long-term debt............................ 11,170,000  19,774,000
                                          ----------- -----------
Total long-term obligations............... 13,527,000  21,970,000

ACQUISITION AND CLOSED RESTAURANT
LIABILITIES...............................  9,126,000   9,433,000
DEFERRED LEASE PAYMENTS...................    702,000     771,000
STOCKHOLDERS' EQUITY:
Common stock..............................    157,000     157,000
Additional paid-in capital................ 97,095,000  97,315,000
Retained deficit..........................(57,278,000)(49,230,000)
Treasury stock, at cost (871,937 shares
  at December 28, 1997 and 1,862,437
  shares at September 27, 1998)........... (3,561,000) (9,309,000)
                                          ----------- -----------
  Total stockholders' equity.............. 36,413,000  38,933,000
                                          ----------- -----------
TOTAL.....................................$76,260,000 $87,366,000
                                          =========== ===========


              See Notes to Condensed Consolidated Financial Statements.


                                  TACO CABANA, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                         For the Thirteen Weeks Ended
                                         ----------------------------
                                          September 28,September 27,
                                              1997        1998
                                         ------------- -------------
REVENUES:
Restaurant sales..........................  $34,967,000 $36,176,000
Franchise fees and royalty income.........       84,000      94,000
                                            ----------- -----------
Total revenues............................   35,051,000  36,270,000
                                            ----------- -----------
COSTS AND EXPENSES:
Restaurant cost of sales..................   10,873,000  11,102,000
Labor.....................................    9,794,000   9,599,000
Occupancy.................................    2,123,000   1,966,000
Other restaurant operating costs..........    6,899,000   6,259,000
General and administrative................    1,515,000   1,911,000
Depreciation, amortization and restaurant
opening costs.............................    2,698,000   1,995,000
                                            ----------- -----------
Total costs and expenses..................   33,902,000  32,832,000
                                            ----------- -----------
INCOME FROM OPERATIONS....................    1,149,000   3,438,000
                                            ----------- -----------
INTEREST EXPENSE, NET.....................     (256,000)   (543,000)
                                            ----------- -----------
INCOME BEFORE INCOME TAXES................      893,000   2,895,000

PROVISION FOR INCOME TAXES................     (331,000)          -
                                            ----------- -----------
NET INCOME................................     $562,000  $2,895,000
                                            =========== ===========
BASIC EARNINGS PER SHARE..................     $   0.04  $     0.20
                                            =========== ===========
BASIC WEIGHTED SHARES OUTSTANDING.........   15,036,811  14,186,259
                                            =========== ===========
DILUTED EARNINGS PER SHARE................     $   0.04  $     0.20
                                            =========== ===========
DILUTED WEIGHTED SHARES OUTSTANDING.......   15,108,018  14,305,200
                                            =========== ===========



              See Notes to Condensed Consolidated Financial Statements.












                                   TACO CABANA, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                        For the Thirty-Nine weeks Ended
                                        -------------------------------
                                          September 28,September 27,
                                              1997         1998
                                          ------------- ------------
REVENUES:
Restaurant sales..........................  $99,171,000 $104,704,000
Franchise fees and royalty income.........      267,000      265,000
                                            ----------- ------------
Total revenues............................   99,438,000  104,969,000
                                            ----------- ------------
COSTS AND EXPENSES:
Restaurant cost of sales..................   30,607,000  31,723,000
Labor.....................................   27,173,000  28,009,000
Occupancy.................................    6,222,000   5,830,000
Other restaurant operating costs..........   18,650,000  18,355,000
General and administrative................    5,089,000   5,777,000
Depreciation, amortization and restaurant
opening costs.............................    7,758,000   5,837,000
                                            ----------- -----------
Total costs and expenses..................   95,499,000  95,531,000
                                            ----------- -----------
INCOME FROM OPERATIONS....................    3,939,000   9,438,000
                                            ----------- -----------
INTEREST EXPENSE, NET.....................     (772,000) (1,389,000)
                                            ----------- -----------
INCOME BEFORE FOR INCOME TAXES............    3,167,000   8,049,000

PROVISION FOR INCOME TAXES................   (1,172,000)          -
                                            ----------- -----------
NET INCOME................................   $1,995,000  $8,049,000
                                            =========== ===========
BASIC EARNINGS PER SHARE..................   $     0.13  $     0.55
                                            =========== ===========
BASIC WEIGHTED SHARES OUTSTANDING.........   15,474,687  14,593,555
                                            =========== ===========
DILUTED EARNINS PER SHARE.................   $     0.13  $     0.55
                                            =========== ===========
DILUTED WEIGHTED SHARES OUTSTANDING.......   15,555,680  14,746,499
                                            =========== ===========

         See Notes to Condensed Consolidated Financial Statements



                                   TACO CABANA, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                        For the Thirty-Nine weeks Ended
                                        -------------------------------
                                          September 28,September 27,
                                              1997         1998
                                          ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................ $1,995,000  $8,049,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization.........  7,758,000   5,375,000
    Deferred income taxes.................  2,313,000           -
    Capitalized interest..................    (88,000)    (94,000)
    Deferred lease payments...............   (114,000)     69,000
    Changes in operating working capital
      items............................... (2,188,000) (2,637,000)
                                           ---------- -----------
Net cash provided by operating activities.  9,676,000  10,762,000
                                           ---------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment........(12,838,000)(16,987,000)
Proceeds from the sale of property and
  equipment...............................  1,379,000   3,195,000
                                           ---------- -----------
Net cash used for investing activities....(11,459,000)(13,792,000)
                                           ---------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit............. 13,173,000  11,130,000
Principal payments under long-term debt
  and line of credit...................... (8,213,000) (1,967,000)
Principal payments under capital leases...   (146,000)   (141,000)
Purchase of treasury stock................ (3,561,000) (5,748,000)
Exercise of stock options.................          -     220,000
                                           ---------- -----------
Net cash provided by financing activities.  1,253,000   3,494,000
                                           ---------- -----------
NET (DECREASE) INCREASE IN CASH...........   (530,000)    464,000

CASH AND CASH EQUIVALENTS, beginning of
  period..................................    748,000     339,000
                                           ---------- -----------
CASH AND CASH EQUIVALENTS, end of period..   $218,000    $803,000
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

The following table sets forth the computation of basic and diluted earnings per share:

                              13 Weeks Ended              39 Weeks Ended
                              --------------              --------------
                     September 28,  September 27,  September 28,  September 27,
                          1997          1998           1997           1998
                     ------------   ------------   ------------   ------------

Numerator for basic and
diluted earnings per
share - net income...  $562,000      $2,895,000       $1,995,000    $8,049,000


Denominator for basic
earnings per share:
     Weighted-average
     shares.......... 15,036,811     14,186,259        15,474,687   14,593,555


Effect of dilutive
securities:
Employee stock options    71,207        118,941            80,993      152,944
                      ----------     ----------        ----------   ----------

Denominator for diluted
earnings per share:  Adjusted
weighted-average and assumed
conversions.......... 15,108,018     14,305,200        15,555,680   14,746,499
                      ==========     ==========        ==========   ==========


Basic earnings
per share............ $     0.04     $     0.20        $     0.13   $     0.55
                      ==========     ==========        ==========   ==========


Diluted earnings
per share............ $     0.04     $     0.20        $     0.13   $     0.55
                      ==========     ==========        ==========   ==========






3.   Supplemental Disclosure of Cash Flow Information


                                     Thirty-nine weeks Ended
                                     -----------------------
                                   September 28, September 27,
                                   ------------  -------------
                                       1997          1998
                                   ------------  -------------
                                    (Unaudited)  (Unaudited)

    Cash paid for interest ......... $ 890,000   $1,313,000
    Interest capitalized on
      construction costs ...........    88,000       94,000
    Cash paid for income taxes .....    74,000            -
    Cash received for income taxes .     4,000            -







Item 6. Exhibits and Reports on Form 8-K

Exhibit 27  Financial Data Schedule. Filed with EDGAR version.*

Amended Financial Statements.**

No reports on Form 8-K were filed during the period covered by this report.

--------------------
*  Filed previously.
** Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 18, 1998      Taco Cabana, Inc.





                         /s/David G. Lloyd
                         ----------------------------------------------
                         David G. Lloyd
                         Senior Vice President, Chief Financial Officer, Secretary and Treasurer



                         Signing on behalf of the registrant and as the principal financial and accounting officer