Form 10-K
period 1999-01-03
TACO CABANA INC
filed 1999-03-25
CIK 891082

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
Mark One


 X   Annual report pursuant to  Section 13 or 15(d)  of the Securities  Exchange

Act of 1934 for     the fiscal year ended January 3, 1999
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    __

     As of March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Common Stock of the Registrant as quoted on the NASDAQ National Market was $84,015,553 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).
     The number of shares of the Common Stock of the Registrant outstanding as of March 1, 1999 was 13,354,200.
















































                         FORM 10-K INDEX

                             PART I


ITEM 1.   BUSINESS............................................  3

ITEM 2.   PROPERTIES.......................................... 10

ITEM 3.   LEGAL PROCEEDINGS................................... 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. 10

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS................................. 11

ITEM 6.   SELECTED FINANCIAL DATA............................. 13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................. 15

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK................................................ 26

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......... 26

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................. 26

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 27

ITEM 11.  EXECUTIVE COMPENSATION.............................. 30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.......................................... 35

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 36

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K................................. 37


                             PART I



ITEM 1.   BUSINESS

General

     Taco Cabana, Inc., a Delaware corporation (the "Company"), pioneered the Mexican patio cafe concept with its first restaurant in 1978 and, as of January 3, 1999, operates and franchises a total of 112 such restaurants system-wide. Of these, the Company owns and operates 102 Taco Cabana restaurants and franchisees of the Company own and operate the remaining 10 Taco Cabana restaurants. The Company's restaurants (including franchises) are located primarily in Texas, and are also located in Georgia, Indiana, New Mexico, and Oklahoma.

     Taco Cabana restaurants feature generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food at an exceptional value. The restaurants provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, "Chicken Flameante"TM (a marinated rotisserie chicken), quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh, hot flour tortillas. Unlike many of its competitors, the Company makes most menu items fresh daily in each of its restaurants.

Taco Cabana Food and Pricing Philosophy

     The Company is committed to selling premium food which it believes to be among the highest quality of any chain in the restaurant industry. This process begins with the selection of the freshest available ingredients. The Company's menu items are prepared strictly in accordance with authentic and well-tested recipes. Taco Cabana restaurants also offer a variety of beverage choices, including margaritas and beer. Alcoholic beverages currently account for less than 5% of gross sales.

     The Ingredients. The Company has implemented a purchasing program structured to ensure that all of the ingredients used in the preparation of the Taco Cabana menu items are of the highest quality. The Company regularly inspects its vendors to ensure both that the products purchased by the Company conform to its standards, and that the prices offered are competitive. The meat used in making fajitas as well as most other principal ingredients are purchased through supply contracts to ensure availability and minimize the risks of price fluctuation.

     The Preparation. The menu items offered at any Taco Cabana restaurant are prepared at that restaurant from fresh meat and produce ingredients delivered by suppliers to most restaurants at least three times each week. The Company is committed to differentiating itself from other quick service competitors by utilizing fresh, high quality ingredients as well as the preparation of most items "from scratch". The Company uses a number of pre-prepared items and is currently testing other pre-prepared items in order to simplify restaurant operations.

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

     The Company began constructing its new prototype restaurant in 1996. The prototype incorporates several new and different features that set it apart from Taco Cabana restaurants previously constructed. The new prototype features a rounded front, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and adds the use of bright colors outside and inside, including colored tiles, doors, windows, and awnings. Corrugated metal wall panels, aged wood finishes, and distressed stainless steel counter tops are featured inside, all of which are intended to replicate an old Mexican cafe. Bright neon on the exterior of the building broadcasts the unique menu items served at Taco Cabana. Favorite features retained from the original Taco Cabana restaurants include working garage doors that open up the dining area to the outside when weather permits, display cooking where the guest can see the food being prepared, liberal use of the Taco Cabana's signature pink color, and the self-serve fresh Salsa Bar. The prototype was designed to reduce overall construction costs, improve functional efficiency, allow for better guest service, and enhance Taco Cabana's unique patio cafe image. Since November 1996, the Company has opened 17 restaurants under this new design.

     During 1997, the Company initiated a re-image program for existing restaurants which incorporates many of the features of the new prototype design. As of January 3, 1999, 41 restaurants were re-imaged or converted to the new prototype design, bringing a system-wide total of 57 restaurants with the new design. The Company expects to re-image 30 to 35 restaurants during 1999.



     Restaurant Locations.    The  following table  sets  forth  the  number  of
restaurants as of January 3, 1999 by area of dominant influence ("ADI") for television and radio advertising:




ADI*                   Company-OwnedFranchised(1)   Total

     San Antonio             32(2)        0            32
     Houston                 28(3)        0            28
     Austin                  15           0            15
     Dallas/Fort Worth       18           0            18
     El Paso                  7           0             7
     Lubbock                  1           0             1
     Atlanta, Georgia         0           1             1
     Bryan/College Station    0           2             2
     Tulsa, Oklahoma          1           0             1
     Waco                     0           1             1
     Albuquerque, New Mexico  0           2             2
     Amarillo                 0           2             2
     Corpus Christi           0           1             1
     Ft. Wayne, Indiana       0           1             1
                            ---         ---           ---


        Total               102          10            112
                            ===         ===            ===





___________________________________________________________________________

*  All of the ADIs are located in Texas except as otherwise indicated.

(1) Represents franchised Taco Cabana restaurants. Does not include licensed Two Pesos franchises.
(2)      Includes one HEB grocery store unit.
(3)      Includes three mall-unit Taco Cabana restaurants.



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

Marketing

     The Company utilizes an integrated, multi-level marketing approach which includes periodic company-wide promotions, direct mail, in-store promotions, local store marketing, and other strategies, including the use of radio advertising in its major markets. The Company expects to execute this plan utilizing a marketing budget of approximately 3.75% of sales.

Expansion

     The Company's near-term strategy is to achieve a dominant or leading position among quick service Mexican food restaurants in each of its targeted principal markets in order to obtain marketing and operating efficiencies. The Company seeks to implement this strategy by selectively adding restaurants in existing markets in order to expand its existing market share. In accordance with this strategy, the Company may locate new restaurants in close proximity to existing Taco Cabana restaurants in order to provide the Company with increased market penetration and market profitability, even if this may result in a reduction in comparable store sales volumes of certain restaurants. Additionally, the Company is planning to expand into new markets, beginning with the Oklahoma City market in 1999. The Company's 1999 objective is to open ten to twelve freestanding restaurants in existing markets and in Oklahoma City.

     The Company  believes  the site  selection  process is  very  important  in determining the potential success of a particular restaurant and senior management devotes substantial time and resources to analyzing each prospective site. The Company focuses on selecting locations which clear stringent hurdles with regards to the projected return on initial investment. A variety of factors are considered in the site selection process, including local market demographics, site visibility and accessibility (including drive-by traffic and ease of drive-thru accessibility), proximity to competitive operations, and proximity to generators of potential customers, such as major retailers, retail centers, medical or hospital facilities, office complexes, hotel concentrations, and stadiums, arenas, theaters or other entertainment centers. The Company currently uses a software model to assist in the evaluation of potential locations. The software model was developed by the Company using the services of a consulting firm during 1996, and significantly upgraded and enhanced during 1998.


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


Franchising Program

     At January 3, 1999, the Company had five franchisees operating a total of 10 Taco Cabana restaurants. The Company did not enter into any new franchise agreements during 1998 and does not currently anticipate new franchisee signings during 1999.

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

Employees

     At January 3, 1999, the Company employed approximately 3,200 persons, of whom approximately 3,100 were operations employees and the remainder were corporate personnel. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that are comparable with those of other companies in the restaurant industry operating in its market area. The Company's employees are not covered by a collective bargaining agreement.

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

Trademarks, Service Marks and Trade Dress

     The Company regards its trademarks, service marks and trade dress as having significant value and as being important to its marketing efforts. The Company has registered its principal Taco Cabana logo and design with the United States Patent and Trademark Office on the Principal Register as a service mark for its restaurant services, has secured or has applied for state and federal registrations of several other advertising or promotional marks, including variations of its principal mark and the service mark "Get Real", and has applied for registrations in foreign countries of its principal mark and several other marks. The Company's policy is to pursue registration of its principal marks and to oppose strenuously any infringement of its marks or trade dress.

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

Geographic Concentration

     During fiscal 1998, approximately 99% of the Company's net sales were derived from restaurants located in the State of Texas. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Taco Cabana restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.



ITEM 2.   PROPERTIES

     The Company currently owns 31 of its restaurant sites and owns an additional nine buildings on properties with ground leases. The Company leases its remaining restaurant locations. The Company may purchase a number of its current and future restaurant locations where it is cost effective to do so. Substantially all of Taco Cabana's restaurants are free-standing buildings. The Company has typically needed 120 days after the signing of a lease and obtaining required permits to complete construction and open a new restaurant. Additional time is sometimes needed to obtain certain government approvals and licenses, such as liquor licenses.

     Land leased by the Company is typically leased under "triple net" leases that require the Company to pay real estate taxes and utilities and maintain insurance with respect to the premises and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. The leases have initial terms of 10 to 20 years with options to renew for additional periods which range from 5 to 15 years. Approximately 92% of the Company's current leases have remaining terms or renewal options extending more than five years from January 3, 1999.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to franchise, routine negligence or employment-related litigation in the ordinary course of its business. No such pending matters, individually or in the aggregate, are deemed to be material to the results of operations or financial condition of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter during the fourth quarter of the Company's fiscal year ended January 3, 1999 to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.


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

     The table below sets forth, for the periods indicated, the reported high and low last sale prices of the Company's Common Stock, as reported on the NASDAQ National Market:

                                             High           Low
     Fiscal Year Ended January 3, 1999
          Quarter Ended January 3, 1999    $ 7   3/4    $   4   7/8
          Quarter Ended September 27, 1998   6   5/8        4   7/8
          Quarter Ended June 28, 1998        7   1/8        5   3/4
          Quarter Ended March 29, 1998       7   1/16       4   7/16

     Fiscal Year Ended December 28, 1997
          Quarter Ended December 28, 1997  $ 5   11/16  $   4   1/16
          Quarter Ended September 28, 1997   5   3/4        4
          Quarter Ended June 29, 1997        5   1/2        3   15/16
          Quarter Ended March 30, 1997       7   3/8        4   3/4


     As of March 1, 1999, the last reported sale price of the Common Stock on the NASDAQ National Market System was $8 11/16 per share. As of March 1, 1999, there were approximately 900 record holders of Common Stock.

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

     The Company has never declared or paid cash dividends on the Common Stock or any of its other securities. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and present restrictions. under credit facilities, as well as such other factors as the Board of Directors may deem relevant. There can be no assurance that the Company will pay any dividends in the future.



ITEM 6.   SELECTED FINANCIAL DATA

     The following selected  financial data, which  set forth certain  financial information with respect to the Company, have been derived from the financial statements of the Company. The financial statements of the Company for each of the fiscal years in the five-year period ended January 3, 1999 have been audited by Deloitte & Touche LLP, independent certified public accountants. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this report.



               January 1,  December 31,  December 29,  December 28,  January 3,
                1995 (1)      1995          1996          1997          1999
               52 Weeks    52 Weeks      52 Weeks      52 Weeks      53 Weeks

               (in thousands,except per share data)

Income Statement Data:

REVENUES:

Restaurant
 sales           $124,826    $137,191      $131,680      $ 131,857     $142,592

Franchise fees and
 royalty income     2,424       1,342           516            346          358
                 --------    --------      --------      ---------     --------
 Total revenues   127,250     138,533       132,196        132,203      142,950

COSTS AND EXPENSES:

Restaurant cost of
 sales and
 operating costs  102,236     115,195       107,703        110,440      114,111

General and
 administrative     4,818       6,068         6,445          6,964        7,829

Depreciation and
 amortization       7,112      10,301         9,245          9,659        7,990

Special charges
 (reversal) (3)         -       8,100         2,497         78,738       (2,665)


Litigation
 settlement (2)         -           -         3,400              -            -

Reserve for notes and other
 receivables            -       3,500             -              -            -
                 --------    --------      --------       --------     --------
Total costs
 and expenses     114,166     143,164       129,290        205,801      127,265
                 --------    --------      --------       --------     --------
INCOME (LOSS) FROM
 OPERATIONS        13,084      (4,631)        2,906        (73,598)      15,685

NON-OPERATING INCOME
 (EXPENSE):           220      (1,397)       (1,348)        (1,137)      (1,951)
                 --------    --------      --------       --------     --------
INCOME (LOSS) BEFORE
 INCOME TAXES      13,304      (6,028)        1,558        (74,735)      13,734

(PROVISION) BENEFIT FOR
 INCOME TAXES      (4,784)      2,230          (854)         1,537            -
                 --------    --------      --------       --------      -------

NET INCOME
 (LOSS)          $  8,520     $(3,798)      $   704       $(73,198)     $13,734
                 ========    ========      ========       =========     =======


BASIC EARNINGS (LOSS) PER
 SHARE (5)      $    0.56     $ (0.24)      $  0.04       $  (4.78)     $  0.96
                =========    ========      ========       =========     =======

DILUTED EARNINGS (LOSS)
 PER SHARE (5)  $    0.55     $ (0.24)      $  0.04       $  (4.78)     $  0.95
                 ========    ========      ========       ========      =======






Balance Sheet Data:


TOTAL ASSETS     $152,222    $148,578      $142,706       $ 76,260      $ 90,202
LINE OF CREDIT, LONG-TERM DEBT
   AND CAPITAL LEASES,
   INCLUDING CURRENT
   MATURITIES      12,945      19,290        13,668         19,323        30,324
STOCKHOLDERS'
   EQUITY         115,652     112,327       113,172         36,413        40,777
DIVIDENDS PER
   COMMON SHARE       -           -             -              -             -



(1) Includes results of eight acquired franchised restaurants since their respective dates of acquisition.
(2) Includes the 1996 litigation settlement for $3.4 million pre-tax, as described in Note 14 to the Consolidated Financial Statements.
(3) Includes the charge related to the 1995 operations review of $8.1 million, the 1996 write-down of the Company's investment in a joint venture and the accrual of related exit costs of $2.5 million, the 1997 charge for the write down of impaired assets and the closure of seventeen restaurants and the reversal of special charges in 1998 as described in Note 2 to the Consolidated Financial Statements.
(4)  Reserve resulted from the 1995 operations review.
(5) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Notes 1 and 11 to the consolidated financial statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

     The Company commenced operations in 1978 with the opening of its first Taco Cabana restaurant in San Antonio. As of January 3, 1999, the Company had 102 company-owned restaurants, and 10 franchised restaurants. The Company's revenues are derived primarily from sales by company-owned restaurants, with franchise fees and royalty income contributing less than 1% of total revenues for the 1998 fiscal year.

          During the fiscal year ended January 3, 1999, the Company opened nine restaurants and closed five restaurants. Additionally, a franchisee of the Company closed one restaurant.


Results of Operations

     The following  table  sets  forth  the  percentage  relationship  to  total
revenues, unless otherwise  indicated, of certain  income statement  data.   The
table also sets forth certain restaurant data for the periods indicated.

                                     Fiscal Year Ended
                              ----------------------------------
                              December 29, December 28, January 3,
                                 1996        1997         1999
Income Statement Data:
REVENUES:
Restaurant sales                 99.6%       99.7%        99.7%
Franchise fees and royalty income 0.4         0.3          0.3
                                -----       -----        -----
Total revenues                  100.0       100.0        100.0
                                =====       =====        =====


COSTS AND EXPENSES:
Restaurant cost of sales (1)     31.4        30.8         30.4
Labor (1)                        26.3        27.4         26.8
Occupancy (1)                     6.2         6.2          5.5
Other restaurant
  operating costs (1)            17.9        19.3         17.3
General and administrative
  costs                           4.9         5.3          5.5
Depreciation and amortization     7.0         7.3          5.6
Special charges                   1.9        59.6         (1.9)
Litigation settlement             2.6           -            -
                                -----       -----        -----

INCOME  (LOSS) FROM OPERATIONS    2.2       (55.7)        11.0

INTEREST EXPENSE, NET            (1.0)       (0.9)        (1.4)
                                -----       -----        -----

INCOME (LOSS) BEFORE INCOME
  TAXES                           1.2       (56.5)         9.6

INCOME TAXES                     (0.6)        1.2            -
                                -----       -----        -----

NET INCOME (LOSS)                 0.5%      (55.4)%        9.6%
                                =====       =====        =====



Restaurant Data:

COMPANY-OWNED RESTAURANTS:
Beginning of period             106         104           98
Opened                            1           7            9
Acquired                          -           1            -
Closed                           (3)        (14)          (5)
                              -----       -----        -----

End of period                   104          98          102
FRANCHISED RESTAURANTS (2):      17          11           10
                              -----       -----        -----
TOTAL RESTAURANTS:              121         109          112
                              =====       =====        =====

______________
     (1) As a percentage of restaurant sales.
     (2) Excludes Two Pesos licensed restaurants.

Fiscal 1998 Compared to Fiscal 1997

     Restaurant Sales. Restaurant sales increased $10.7 million, or 8.1%, to $142.6 million for fiscal 1998 from $131.9 million for fiscal 1997. The increase in sales is due to an increase in sales at existing restaurants, an additional week of sales in 1998 compared to 1997 and the opening of new restaurants during 1998, offset by a decrease in sales from restaurant closures. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of each quarter, increased 4.7% during 1998. Management attributes much of the increase in comparable store sales to several factors including a more consistent marketing program featuring a value meal message, a commitment to increased staffing levels at existing restaurants and the ongoing reimage program. The additional week of sales in 1998 was due to the fact the Company's fiscal year is a 52 - 53 week year ending on the closest Sunday to December 31. Fiscal year 1998 contained 53 weeks and fiscal year 1997 contained 52 weeks. The additional week accounted for approximately $2.6 million in additional sales for 1998 compared to 1997. Sales from restaurants opened after December 29, 1997 accounted for an increase of $8.3 million. This increase was offset by restaurants closed during 1997 which accounted for sales of $7.1 million during 1997.

     Franchise Fees and  Royalty Income.   Franchise and  royalty fees  remained
relatively constant for the fiscal 1998 compared to fiscal 1997. There were no new franchisee openings and one franchisee closing during 1998.

     Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.4% in 1998 from 30.8% in 1997. The decrease was due primarily to a price increase taken in the first quarter of 1998 and continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs, including the continued negotiation of favorable commodity pricing. Management expects cost of sales to stay flat or slightly decrease as a percentage of sales in 1999 due to a price increase in December 1998 and the continued negotiation of favorable commodity contracts.

     Labor. Labor costs, calculated as a percentage of sales, decreased to 26.8% for the year ended January 3, 1999 compared to 27.4% in 1997. Adjusting for restaurants closed during 1997, comparable labor as a percentage of restaurant sales during 1997 was 26.5%. The increase in comparable labor costs is due to an increase in the minimum wage in September 1997 and management's commitment to increased staffing levels at the restaurant in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal costs for the first four to six months of operations. Management expects that labor costs as a percentage of sales will be flat to slightly higher in 1999.


     Occupancy. Occupancy costs decreased by $345,000 during 1998 compared to 1997. The decrease was primarily due to the closure of underperforming restaurants during 1997. As a percentage of restaurant sales, occupancy costs decreased to 5.5% in the year ended January 3, 1999 compared to 6.2% in 1997. The decrease is due to an increase in average unit sales volumes during 1998, which was in turn attributable to the closure of underperforming restaurants, the opening of new restaurants with higher volumes and increased sales at existing restaurants.

    Other Restaurant Operating Costs. Other restaurant operating costs decreased by $679,000 to $24.7 million for the year ended January 3, 1999 compared to $25.4 million in the same period of 1997. As a percentage of restaurant sales, other restaurant operating costs decreased to 17.3% for the year ended January 3, 1999 compared to 19.3% in the same period of 1997. The decrease was due to decreased marketing and promotional activities and an increase in average unit sales volumes. The decrease in marketing and promotional costs is attributed to the management's decision to exit the underperforming Colorado market in December 1997, as well as the decision to move to a radio only media strategy in 1998. Management expects this amount, as a percentage of sales, to be flat or slightly lower in 1999.

     General and Administrative. General and administrative expenses increased to $7.8 million from $7.0 million, and increased as a percentage of total revenues to 5.5% for the year ended January 3, 1999 from 5.3% for the comparable period in 1997. This increase was primarily attributable to an increased level of expenditures to support the Company's operations, and an increase in the bonus accrual during 1998.

     Depreciation, Amortization  and Restaurant  Opening Costs.    Depreciation,
amortization and restaurant opening expenses consisted of the following:

                                             Year Ended
                                     --------------------------
                                     December 28,     January 3,
                                         1997          1999

    Depreciation   of  property   and
    equipment .........................$ 7,942,000  $ 6,816,000
    Amortization   of      intangible
    assets ............................  1,313,000      569,000
    Restaurant opening costs ..........    404,000      605,000

     Depreciation expense decreased by approximately $1.1 million for fiscal 1998 compared to fiscal 1997. The decrease was due primarily to the closure of restaurants and writedown of assets in conjunction with the special charge recorded in the fourth quarter of 1997, offset by new restaurants opened after December 28, 1997, as well as continued capital improvements to existing restaurants. Amortization of intangible assets decreased by approximately $744,000 primarily due to the writedown of goodwill and other intangible assets during the fourth quarter of 1997. Restaurant opening costs increased by approximately $201,000 during fiscal 1998 compared to fiscal 1997, due to the increase in the number of restaurants opened during 1998 compared to 1997. Management expects these amounts to increase during 1999 due to the ongoing reimage program as well as the opening of new restaurants.

     Special Charge Reversal. As part of the special charges recorded in the fourth quarter of 1996 and 1997, the Company reduced the carrying value of assets and established reserves for the estimated lease liabilities associated with restaurants that were closed. During 1998, the Company successfully completed sales of several of these properties to third parties or negotiated favorable lease terminations. The amount of the proceeds in excess of the carrying value of the assets and the remaining lease liabilities was approximately $2.7 million. This amount was recorded as a special charge reversal during the fourth quarter of 1998.

    Interest Expense, net. Interest expense, net of interest income and interest capitalized on construction costs, increased to $2.0 million in fiscal 1998 from $1.1 million in fiscal 1997, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $117,000 of interest during 1998 compared to $147,000 during 1997.

     Net Income (Loss) and Net Income (Loss) Per Share. The Company recorded net income of $13.7 million for 1998 compared to a net loss of $73.2 million for 1997. Diluted earnings per share was $0.95 for 1998 compared to a loss per share of $4.78 in 1997. The net income recorded in 1998 includes the reversal of a portion of the special charges recorded during 1996 and 1997 totaling $2.7 million. Also, net income recorded in 1998 does not include any income tax expense due to the utilization of previously unrecognized net operating loss carryforwards relating to the special charge recorded in 1997. Including a pro-forma income tax expense utilizing the same rate as the prior year, and excluding the special charge reversal in 1998, the Company would have reported net income of approximately $7.0 million, or $0.48 per share (diluted). The loss recorded in 1997 includes special charges totaling $78.7 million pretax ($75.7 million after-tax, or $4.94 per share). Excluding these charges, the Company would have reported net income of $2.5 million equal to $0.16 per share in fiscal 1997. In summary, the increase in net income and diluted earnings per share in 1998 is attributable to several factors including an increase in sales at existing restaurants, continued strong cost controls, the closing of underperforming restaurants and an extra week of operations in 1998 compared to 1997.

Fiscal 1997 Compared to Fiscal 1996

     Restaurant Sales. Restaurant sales increased $177,000, or 0.1%, to $131.9 million for fiscal 1997 from $131.7 million for fiscal 1996. The increase in sales was due to an increase in the number of store operating weeks during 1997 compared to 1996. The increase was offset by a decrease in comparable store sales in 1997 compared to 1996. In the aggregate, the number of operating weeks increased 1.6% in 1997 compared to 1996. Comparable store sales decreased 2.9% during 1997. Much of the decline in comparable store sales occurred during the first six months of the year. Comparable stores sales for the first six months of fiscal 1997 decreased 4.8%, while comparable store sales for the last six months of the year decreased only 0.8%. Management attributes much of the decline during the first six months to unfavorable weather conditions, significant declines in the Colorado market (which was closed in November 1997), and a promotional strategy which highlighted higher priced, premium products in an intensely price competitive landscape. This strategy was changed during the second half of the year to a promotional strategy which continually highlights various meals at a competitive price.

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



     Labor. Labor costs, calculated as a percentage of sales, increased to 27.4% for the year ended December 28, 1997 compared to 26.3% in 1996. The increase was due to lower average unit volumes as well as management's commitment to increase staffing levels at the restaurant level in order to provide a consistent guest experience. In addition, approximately 15% of this increase in percentage of sales amount was due to increased labor costs associated with the Colorado market. During January 1997, the Company announced its plans to commit additional resources, primarily in marketing and restaurant level staffing, in an attempt to reverse the negative sales trends and operating losses of this market. The restaurants in the market were closed during November 1997.

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

     Depreciation and  Amortization.    Depreciation  and  amortization  expense
consisted of the following:

                                                 Year Ended
                                         ----------------------------
                                         December 29,     December 28,
                                             1996            1997

    Depreciation   of  property   and
    equipment ......................... $ 7,079,000       $ 7,942,000
    Amortization   of      intangible
    assets ............................   1,651,000         1,313,000
    Amortization   of     pre-opening
    costs .............................     515,000           404,000

     Depreciation expense increased by approximately $863,000 for fiscal 1997 compared to fiscal 1996. The increase was due primarily to restaurant openings during 1997, as well as capital expenditures on existing restaurants during 1997 and 1996. The increase was partially offset by a reduction in depreciation due to the closure of 14 restaurants and the write-down of certain depreciable assets during the fourth quarter of 1997. Amortization of intangible assets decreased by $338,000 primarily due to the write-off of goodwill and other intangible assets during the fourth quarter of 1997. Amortization of pre-opening costs decreased by approximately $111,000 during fiscal 1997 compared to fiscal 1996, due to the decrease in the number of restaurants opened during the most recent twelve-month period compared to the twelve-month period ended December 29, 1996.

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

           Due to the significance of the closures described above, management performed an evaluation of the recoverability of all remaining assets as described in Statement of Financial Accounting Standards No. 121 ("FAS 121"). Management concluded from the results of this evaluation that a significant impairment of intangible as well as long-lived assets was required to be recognized. The impairment was reflective of a market value determined to be less than the carrying value of approximately 40 restaurants, 31 of which were acquired. The assets were tested for impairment by projecting cash flows for individual restaurants based on recent results and
trends specific  to  that restaurant.   The undiscounted  projected cash  flows
for each restaurant were compared to the carrying value for that restaurant, including allocated goodwill, where applicable. If the undiscounted cash flows were less than the carrying value, an impairment was
deemed to have occurred.   The amount of  the impairment was  determined by
calculating the difference between the present value of the projected cash flows and the carrying value attributable to the specific restaurant. The cash flows were discounted using the rate of return the Company utilizes for approving new restaurant construction. Such discounted cash flows are, in management's opinion, the best estimate of the assets' current value. Considerable management judgment is necessary to estimate future discounted cash
flows.   Accordingly,  actual results  could vary  significantly from management's estimates.

           The process described above resulted in the Company's recording a special charge during the fourth quarter of 1997 of $78.7 million pre-tax, $75.7 million after-tax, or $4.94 per share. This amount had the following components:

 . Impairment of intangible assets of $33.1 million and impairment of  long-lived assets of $22.1 million for restaurants that will continue in operation, based on the FAS 121 analysis described above;
 . A  provision  of $23.3  million  for  the closure  of  seventeen  restaurants,
  including all  of the  restaurants in  the Colorado  market.   The amount  was
  determined in accordance with FAS 121 and was comprised of:
     . $13.3 million  for the  carrying value of  the assets,  net of  estimated proceeds of $1.5 million for the sale of restaurant properties;
     . $9.0  million to  record  the  estimated lease  related  obligations  for
       closed restaurants.   This  amount was determined  as the  lesser of  the
       present value of the monthly lease commitments, net of expected sublease receipts, or lease termination provisions;
     . $500,000  for  severance  and  relocation  benefits  paid  to   employees
       displaced by the restaurant closures;
     . $500,000 for the probable  settlement of a franchisee lawsuit related  to the Colorado market.
 . The write-off of other assets totaling $200,000.

     During 1997, the seventeen restaurants contributed a total of $9.6 million in sales, and had operating losses totaling $2.5 million. In addition, the total amount of depreciation and amortization recorded during 1997 relating to assets which were impaired was approximately $3.2 million.

    Interest Expense, net. Interest expense, net of interest income and interest capitalized on construction costs, decreased to $1.1 million in fiscal 1997 from $1.3 million in fiscal 1996. The difference was due to lower interest expense due to a decrease in the average debt outstanding during 1997 compared to 1996, a reduction in interest income and an increase in interest capitalized on construction cost. The Company earned $76,000 of interest income during 1997, compared to $201,000 of interest income earned during the 1996. The decrease was due to a reduction in short-term investments. In addition the Company capitalized $147,000 of interest during 1997. No interest was capitalized during 1996.

     Net Income (Loss) and Net Income (Loss) Per Share. The Company recorded a net loss of $73,198,000 for 1997 compared to net income of $704,000 for 1996. Net loss per share was $4.78 for 1997 compared to net income per share of $0.04 in 1996. The loss recorded in 1997 includes special charges totaling $78.7 million pretax ($75.7 million after-tax, or $4.94 per share). Excluding these charges, the Company would have reported net income of $2.5 million equal to $0.16 per share in fiscal 1997. Net income in 1996 included charges totaling $5.9 million pretax ($4.0 million after-tax, or 26 cents per share). Excluding these charges, the Company would have reported net income of $4.7 million equal to $0.30 per share for fiscal 1996. Disregarding these charges, management believes that the decrease in income was largely due to declining sales, and increased labor and marketing expenditures.

Liquidity and Capital Resources

     Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company currently maintains credit facilities totaling $40 million, including a $5 million unsecured revolving line of credit. As of March 1, 1999, approximately $29.5 million had been used under these commitments.

    Net cash provided by operating activities was $15.7 million for 1998, compared to $12.9 million for 1997. Net cash used in investing activities was $17.0 million for 1998, representing the construction of nine Company owned restaurants, the reimaging of twenty-seven restaurants and capital expenditures for improvements to existing restaurants. This was offset by the sale of assets generating $4.3 million in proceeds. This compared to $15.4 million for 1997, representing primarily capital expenditures for improvements to existing restaurants, the construction of five free-standing and two non-traditional restaurants, and the conversion of two Sombrero Rosa and two Two Pesos restaurants to the Taco Cabana concept.


    Net cash  provided  by  financing  activities  was  $1.6  million  for  1998 representing primarily net borrowings under the Company's credit facilities, offset in part by the purchase of $10.3 million of the Company's stock in market transactions, which is held as treasury stock. This compared to net cash provided by financing activities of $2.1 million in 1997 representing primarily net borrowings under the Company's credit facilities, offset in part by the purchase of $3.6 million in treasury stock.

    The Company's Board of Directors previously approved plans to repurchase up to a total of 4,000,000 shares of the Company's Common Stock. As of March 1, 1999, the Company had repurchased 2,585,000 shares at an average cost of $5.39 per share. The Company has funded the repurchases primarily through available bank credit facilities. The timing, price, quantity and manner of future purchases will be made at the discretion of management and will depend upon market conditions. The Company intends to fund the repurchase program through available credit under its bank credit facilities and current cash flows from operations.

    The special charges recorded in 1997 and 1995 included accruals totaling approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $1.7 million during year ended January 3, 1999. During the year ended January 3, 1999, the Company sold properties relating to the special charges which resulted in proceeds of $4.3 million. Subsequent to January 3, 1999 the Company sold one property relating to the special charges which resulted in proceeds of $458,000 which approximated the carrying value of the property. The Company currently has two closed restaurant property for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such property will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of this property. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $262,000 during the year ended January 3, 1999.

    The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1999, including the planned opening of ten to twelve restaurants and the reimaging of 30 to 35 restaurants. Total capital expenditures related to new restaurants are estimated to be $12.0 to $15.0 million. The total for other capital expenditures, including the cost of the reimagings, is estimated to be $6.0 to $8.0 million. Total capital expenditures for 1999 are expected to approximate $18.0 to $23.0 million.

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


Year 2000 Issue

     Description. The Company relies to a large extent on computer technology to carry out its day-to-day operations. Many software products in the marketplace are only able to recognize a two digit year date and therefore will recognize a date using "00" as the year 1900 instead of the year 2000 (the "Year 2000 Issue"). This problem could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary
inability  to  process  transactions  or  engage  in  similar  normal   business
activities.

     State Of Readiness. The Company has established a plan to prepare its systems for the Year 2000 Issue as well as to reasonably assure that its critical business partners are prepared. To date, the Company has completed its assessment of all internal systems that could be significantly affected by the Year 2000 Issue. Based upon its assessment, the Company determined that it was required to modify or replace portions of its software supporting Human Resources, Payroll, Accounting, Labor Analysis and the Point of Sale. The Company believes that with modifications or replacements of the identified software programs, the Year 2000 Issue can be mitigated. However, if all additional phases of the Year 2000 plan are not completed on time, the Year 2000 Issue could have a material impact on the operations of the Company.

     As of March 1, 1999, the Company has substantially completed the remediation of the identified systems and expects to complete software reprogramming and replacement no later than June 1, 1999. Once the software is reprogrammed or replaced with a Year 2000 compliant version, the Company will test and implement the software Completion of the testing phase for all significant systems is expected by June 30, 1999. Many hardware upgrades were necessary but no further hardware replacement has been identified as a result of the Year 2000 issue. As such, the Company is not currently remediating additional hardware. However, the existence of embedded technology is by nature more difficult to identify. While the Company believes that all significant systems are Year 2000 compliant, the Company plans to continue testing its operating equipment.

     The Company has deferred other information technology projects due to the Year 2000 issue. The deferral of these projects is not expected to have a material effect on the Company's financial position or results of operations.

     Significant Third Parties. The Company's significant third party business partners consist of suppliers, banks, and service providers. The Company has significant system interfaces with banks, credit card processors and tax filing services. An initial inventory of significant third party business partners has been completed and letters mailed requesting information regarding each parties' Year 2000 compliance status. Additionally, the Company has identified key suppliers and distributors which it intends to meet with and discuss their Year 2000 readiness. The Company intends to develop contingency plans by June 30, 1999 for third party business partners that appear to have substantial Year 2000 operational risks, which may include the change of some suppliers to minimize such risks.


     Costs. The Company will use both internal and external resources to reprogram, or replace, and test software for Year 2000 Issue modifications. The total cost of the Year 2000 Issue project is estimated to be approximately $600,000, of which the Company has incurred $500,000 relating to the purchase of new software. The costs relating to the Year 2000 Issue are being financed through operating cash flows and borrowings from the Company's available credit facilities. Of the total project cost, the majority is attributable to the purchase of new software, which will be capitalized. The remaining amount, which will be expensed as incurred over the next year, is not expected to have a material effect on the results of operations. To date, the costs the Company has incurred and expensed relating to the assessment of, and preliminary efforts in connection with, its Year 2000 Issue and the development of a remediation plan have not had a material effect on the results of operations.

     Risks And Contingency Plans. Management believes it has an effective plan in place to resolve the Year 2000 Issue in a timely manner. However, due to the forward-looking nature and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. Despite the Year 2000 remediation efforts being made, it is likely that there will be disruptions and unexpected business problems during the early months of 2000. The Company plans to make diligent efforts to assess the Year 2000 readiness of its significant business partners and will develop contingency plans for all critical systems where it believes its exposure to Year 2000 risk is the greatest. However, despite the Company's efforts, it may encounter unanticipated third party failures, public infrastructure failures or a failure to successfully conclude its remediation efforts as planned. If the remaining Year 2000 plan is not completed timely, in addition to the implications noted above, the Company may be required to utilize manual processing of certain otherwise automated processes. Any one of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition, or cash flows in 1999 and beyond.


Forward-Looking Statements

     Statements in this annual report concerning Taco Cabana which are (a) projections of revenues, costs, including trends in cost of sales, operating costs, labor and general and administrative costs or other financial items, (b) statements of plans and objectives for future operations, specifically statements regarding planned restaurant openings and reimages as well as share repurchases and cash flows (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of risks, uncertainties and other factors which may cause actual results and outcomes to differ, often materially, from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices of commodities and supplies that the Company utilizes; cost and availability of labor; actions of our customers and competitors; changes in state and federal environmental, economic, safety and other policies and regulations and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigation or other legal matters. The Company disclaims any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

     The Company's exposure to interest rate risk currently consists of its notes payable and outstanding line of credit. The Company has notes payable and a line of credit which bear interest at the lesser of the London Interbank Offer Rate plus 2.25% or the prime rate. The aggregate balance outstanding of these notes and the line of credit as of March 1, 1999 was $27.2 million. The Company also has a note payable which bears interest at the prime rate. The outstanding balance of this note as of March 1, 1999 was $1.3 million. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the notes payable and line of credit as of March 1, 1999 would be immaterial.

     The Company purchases certain commodities such as beef, chicken, flour, produce and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost and any commodity price aberrations are generally short term in nature.

     This market risk  discussion contains forward-looking  statements.   Actual
results may differ materially from this discussion based upon general market conditions and changes in financial markets.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The directors and executive officers of the Company and their respective ages are as follows:

     Name                      Age      Position

     Stephen V. Clark          45       Chief Executive Officer,
                                             President and Director
     Douglas Gammon            52       Senior Vice President - Human
                                          Resources and People
                                             Development
     Dennis Greenia            49       Senior Vice President - Marketing
     David G. Lloyd            35       Senior Vice President - Finance,
                                             Chief Financial Officer, Secretary
                                          and Treasurer
     William J. Nimmo          44       Director
     Rod Sands                 50       Director
     Cecil Schenker            56       Director
     Richard Sherman           55       Director
     Lionel Sosa               59       Director


     Mr. Clark has served as the Company's Chief Executive Officer since November 1996, and as the President, Chief Operating Officer, and as a Director since April 1995. Prior to that, Mr. Clark was with Church's Chicken, a division of America's Favorite Chicken, for seventeen years with his final title having been Senior Vice President and Concept General Manager. He also served on the executive committee of America's Favorite Chicken and was on the Board of Directors of Church's Operators Purchasing Association. In his final position with America's Favorite Chicken, Mr. Clark was primarily responsible for the day-to-day operations of over 1100 company-owned and franchised units with aggregate sales volume in excess of $600 million.

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

     Mr. Greenia joined the Company in July 1998 as Senior Vice President - Marketing. From January 1989 to July 1998, Mr. Greenia served as President of the Merrill Group, a marketing consulting firm in Atlanta GA., whose clients included the Coca-Cola Company, Dominos Pizza, Bally's Total Fitness and Hardee's Foods. Mr. Greenia has over 19 years experience both nationally and internationally in the food service industry holding positions with Burger King Corporation, J. Walter Thompson Advertising and Coca Cola USA. Mr. Greenia is also a majority partner in Mobile Media Network of Atlanta, Inc.

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

     Mr. Nimmo has served as a director of the Company since November 1991. Since May 1997, Mr. Nimmo has been a Partner with Halpern, Denny & Co., a venture capital firm in Boston, Massachusetts. Prior to that, Mr. Nimmo served as Managing Director of Cornerstone Equity Investors, Inc., and its predecessor firm, Prudential Equity Investors, Inc., since September 1989.

     Mr. Sands has been a director of the Company since February 1998. Since July 1997, Mr. Sands has served as the Managing Director of Silver Venture Capital Management, a private equity investment fund. From August 1992 to July 1997, Mr. Sands served as the President and Chief Operating Officer of Pace Foods, a food manufacturer with revenues in excess of $200 million. Mr. Sands currently serves on the board of directors of Orval Kent Holdings, Packaged Ice, Inc., Texas Commerce Bank/Chase-San Antonio and Benefit Planners, Inc. He is also a member of St. Mary's University Business Advisory Board.

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

     Mr. Sosa has been a director of the Company since August 1997. Mr. Sosa has served as the Chief Executive Officer of KJS Marketing Agency since January 1996. From 1994 to 1996 he served as Chairman of DMB&B/Americas, a network of advertising agencies in the U.S. and Latin America. In 1980 Mr. Sosa founded the agency of Sosa, Bromley, Aguilar, Noble & Associates, an advertising agency specializing in Hispanic marketing in the U.S. Mr. Sosa sold Sosa, Bromley, Aguilar, Noble & Associates in 1994. Mr. Sosa is currently a Director of the Children's Television Workshop Network.


     The Board of Directors has a compensation and stock option committee which currently consists of William J. Nimmo, Richard Sherman, Lionel Sosa and Rod Sands. The Board of Directors also has an audit committee which currently consists of William J. Nimmo, Richard Sherman, Lionel Sosa, Cecil Schenker and Rod Sands. The Board of Directors does not currently have a nominating committee. All directors serve for a term of one year and until their successors are duly elected. Each director who is not also an employee of the Company receives an annual retainer of $25,000, and an attendance fee of $2,500 per Board meeting for up to four meetings each year. All non-employee directors are reimbursed for their expenses.


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

     To the Company's knowledge, all Section 16(a) filing requirements applicable to the Company's officers, directors, and 10% stockholders were complied with except one late filing each as to a Form 4 for Lionel Sosa and Rod Sands.


ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and the Company's other executive officers (collectively the "named executive officers"):

                               Summary Compensation Table

                   Annual Compensation      Long-Term Compensation
                  --------------------- ---------------------------
                                                Awards       Payouts
                                        -------------------- -------
                                 Other              Securities
                                Annual  Restricted Underlying        All Other
Name and                        Compen-   Stock     Options/   LTIP   Compen-
Principal   Fiscal Salary Bonus  sation  Award(s)    SARs    Payouts  sation
Position     Year   ($)    ($)   ($)(1)    ($)        (#)      ($)      ($)

Stephen V.  1998 281,882  163,846      -        -    100,000     -        -
Clark,      1997 255,420     -         -        -       -        -        -
Chief       1996 233,404     -         -        -       -        -        -
Executive
Officer,
President ,
Chief
Operating
Officer

David G.    1998 157,004  61,845       -        -     50,000      -       -
Lloyd,      1997 143,528     -         -        -        -        -       -
Senior Vice 1996 135,138     -         -        -        -        -       -
President,
Chief
Financial
Officer,
Secretary
and Treasurer

Douglas     1998 142,469  53,577    38,393       -    25,000       -       -
Gammon      1997 113,820     -         (3)       -    75,000       -       -
Senior Vice        (2)              55,135
President -                            (3)
Human
Resources and
People
Development

Dennis      1998  61,060  26,000      -          -    75,000       -       -
Greenia             (4)
Senior Vice
President -
Marketing

James A.    1998 204,256     -        -          -        -        -       -
Eliasberg           (5)
Senior Vice 1997 191,877     -        -          -        -        -       -
President   1996 189,235     -        -          -        -        -       -
and General
Counsel


__________________



(1) Certain of the Company's executive officers receive personal benefits in addition to salary; however, the Company has concluded that the aggregate amounts of such personal benefits do not exceed the lesser of $50,000 or 10% of annual salary and bonus reported for any named executive officer.
(2)    Mr. Gammon joined the Company in March 1997.
(3)    Represents relocation expense reimbursements.
(4)    Mr. Greenia joined the Company in July 1998.
(5) Mr. Eliasberg served as Senior Vice President and General Counsel until September 1998.


     Employment Agreements. The Company has a written employment agreement with Stephen Clark which expires in April 1999. Under the agreement, Mr. Clark receives a base salary of $280,000 per year. Additionally, Mr. Clark is eligible for a bonus based on the Company's achievement of certain performance goals. Pursuant to such agreement, Mr. Clark has agreed not to participate in any manner, during his term of employment and for two years thereafter, in any business which owns a Mexican fast food restaurant or Mexican "quick service" restaurant in the Continental United States.

Stock Option Plans and Directors' Options

     Under the Taco Cabana, Inc. 1990 Stock Option Plan (the "1990 Option Plan"), amended in August 1992, and the 1994 Stock Option Plan (the "1994 Option Plan"), amended in August 1997, options to purchase up to 1,500,000 and 1,250,000 shares, respectively, of Common Stock may be granted to employees, outside directors and consultants and advisers of the Company or any subsidiary corporation or entity. The stock is intended to permit the Company to retain and attract qualified individuals who will contribute to its overall success. Shares that by reason of the expiration of an option (other than by reason of exercise) or which are no longer subject to purchase pursuant to an option granted under an Option Plan may be reoptioned thereunder. The 1990 and 1994 Option Plans are administered by a committee of outside directors (the "Committee"). The Committee sets specific terms and conditions of options granted under the 1990 and 1994 Option Plans and administers the 1990 and 1994 Option Plans, as well as the Company's other employee benefit plans which may be in effect from time to time. The Committee currently consists of William J. Nimmo, Lionel Sosa, Richard Sherman and Rod Sands.

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

     As of January 3, 1999, options for 471,342 shares of common stock had been granted under the 1990 Option Plan and were outstanding, with a weighted average exercise price of $6.05 per share, and no additional shares were available for issuance upon exercise of options which may be granted in the future. As of January 3, 1999, options for 1,028,658 shares had been exercised.

     As of January 3, 1999, options for 1,070,767 shares of common stock had been granted under the 1994 Option Plan and were outstanding, with a weighted average exercise price of $5.43 per share, and 179,233 additional shares were available for issuance upon exercise of options which may be granted in the future. As of January 3, 1999, 120,584 options had been exercised.


     Stock  Option  Grant  Table.    The  following  table  sets  forth  certain
information concerning options granted to the named executive officers during the Company's fiscal year ended January 3, 1999:

                Option Grants in Last Fiscal Year

                        Percent
                          of
                        Total                             Potential Realizable
                        Options                             Value at Assumed
                        Granted                              Annual Rates of
                          to                                   Stock Price
                       Employees  Exercise                    Appreciation
            Options       in          or                   for Option Term (2)
            Granted     Fiscal    Base Price Expiration  --------------------
  Name      #(1) (3)     Year      ($/Sh)      Date      5% ($)     10% ($)
-------------------------------------------------------------------------------
Stephen     100,000       21%       6.125     4/24/2008  385,198     976,167
V. Clark
David G.     50,000       10%       6.1875    6/09/2008  194,564     493,064
Lloyd
Douglas      25,000        5%       6.125    11/16/2008   96,299     244,042
Gammon
Dennis       75,000       16%       6.25      7/26/2008  294,794     747,067
Greenia
James A.       -           -          -           -         -           -
Eliasberg
-------------------------------------------------------------------------------


(1)All such stock options were granted for the number of shares indicated at exercise price equal to the fair market value of the Common Stock on the date of grant as determined by the Company's Board of Directors. All such stock options noted above were granted 10 years prior to the noted expiration date The options become exercisable beginning one year after the date of grant in five equal annual installments.The Company's current Option Plans do not make provision for the award of stock appreciation rights ("SARs") and the Company has no SARs currently outstanding.

(2)As required by rules of the Securities and Exchange Commission ("SEC"), potential values stated are based on the assumption that the Company's Common Stock will appreciate in value from the date of grant to the end of the option term (ten years from the date of grant) at annualized rates of 5% and 10% (total appreciation of approximately 63% and 159%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Common Stock.

(3)Upon occurrence of a change of control of Taco Cabana, as defined in the related Stock Option Agreements, all outstanding options, to the extent not exercisable, will immediately become exercisable.



Stock Option Exercises and Holdings Table. The following table provides information concerning the exercise of options and value of unexercised options held by the named executive officers at January 3, 1999:

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


               Shares
              Acquired                   Number of         Value of Unexercised
                 on       Value      Unexercised Options   In-the-Money Options
    Name      Exercise  Realized      at Fiscal Year End    at Fiscal Year End
                (#)        ($)            (#)                  ($)(1)
------------------------------------------------------------------------------
                                   Exercis-  Unexercis-  Exercis-  Unexercis-
                                     able       able       able       able
------------------------------------------------------------------------------
Stephen V.       -          -      120,000    180,000    315,000     372,500
Clark
David G.         -          -       65,000     85,000     84,375     134,375
Lloyd
Douglas          -          -       15,000     85,000     41,250     205,625
Gammon
Dennis           -          -         -        75,000       -        112,500
Greenia
James A.         -          -         -          -          -           -
Eliasberg
-------------------------------------------------------------------------------

(1) Values stated are based on the last sale price of $7.75 per share of the Company's Common Stock on the NASDAQ National Market System on December 31, 1998 the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year.
(2) Mr. Eliasberg served as Senior Vice President and General Counsel until September 1998.





Compensation Committee Interlocks and Insider Participation

None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of March 1, 1999, by: (i) each person known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each named executive officer of the Company, (iii) each director of the Company, and (iv) all directors and officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                    Shares Beneficially Owned
        Name                       Number         Percent

     Stephen V. Clark  (1)       130,063            *

     David G. Lloyd  (2)          76,000            *

     Douglas Gammon  (3)          30,000            *

     Dennis Greenia  (4)               -            -

     William J. Nimmo  (5)        11,817            *

     Richard Sherman  (6)         87,003            *

     Cecil Schenker  (7)         107,503            *

     Lionel Sosa  (8)              8,000            *

     Rod Sands (9)                70,000            *

     Sawtooth Capital
     Management LP (10)        1,383,200          10.1%

     Massachusetts Financial
     Services Co.  (11)        1,199,301           8.7%

     Dimensional Fund Advisors,
     Inc. (12)                   982,764           7.1%

     All directors and officers as
         a group (9 persons)  (13)520,386          3.8%
___________________________
*    Less than 1%.



(1) Includes 120,000 shares subject to presently exercisable options (or those exercisable within 60 days). Excludes 180,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(2) Includes 65,000 shares subject to presently exercisable options (or those exercisable within 60 days). Excludes 85,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(3) Includes 25,000 shares issuable pursuant to presently exercisable options (or those exercisable within 60 days). Excludes 75,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(4) Excludes 75,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(5) Includes 8,000 shares issuable pursuant to presently exercisable options (or those exercisable within 60 days). Excludes 18,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(6) Represents shares subject to presently exercisable options (or those exercisable within 60 days). Excludes 6,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(7) Represents shares subject to presently exercisable options (or those exercisable within 60 days). Excludes 6,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(8) Represents shares subject to presently exercisable options (or those exercisable within 60 days). Excludes 18,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(9) Includes 5,000 shares subject to presently exercisable options (or those exercisable within 60 days). Excludes 18,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).
(10) Based upon Schedule 13G, filed jointly in February 1999, indicating beneficial ownership as stated in the table and shared dispositive power as to all shared beneficially owned. Included in the joint filing were Sawtooth Capital Management LP, indicating beneficial ownership as to 721,640 shares, Sawtooth Partners LP indicating beneficial ownership as to 1,383,200 shares and Bartley Boyd Blount indicating beneficial ownership as to 1,383,200 shares. Address: 100 Wilshire Boulevard, 15th floor, Santa Monica, California 90401.
(11) Based upon Schedule 13G, filed jointly in February 1996, and amended in February 1999, indicating beneficial ownership as stated in the table, and shared dispositive power as to all shares beneficially owned. Included in the joint filing were Massachusetts Financial Services Company ("MFS"), indicating beneficial ownership and sole dispositive power of 1,199,301 shares and MFS Series Trust II - MFS Emerging Growth Fund ("MEG"),
     indicating 770,000  shares  beneficially  owned by  MFS  as  well  as  MEG.
     Address: 500 Boylston Street, Boston, Massachusetts 02116.
(12) Based upon Schedule 13G, filed in February 1999, indicating beneficial ownership, sole dispositive power and sole voting power as stated in the table. Address: 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(13) Includes 425,506 shares subject to presently exercisable options (or those exercisable within 60 days). Excludes 481,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

Financial Statements

Independent Auditors' Report
Consolidated Balance Sheets at December 28, 1997 and January 3, 1999. Consolidated Statements of Operations for the years ended December 29, 1996, December 28, 1997 and January 3, 1999
Consolidated Statements of Stockholders' Equity for the years ended December 29, 1996, December 28, 1997 and January 3, 1999
Consolidated Statements of Cash Flows for the years ended December 29, 1996, December 28, 1997 and January 3, 1999
Notes to Consolidated Financial Statements

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

10.6      Sample Franchise Development Agreement.  (a)

10.7      Sample Beverage Sublease Agreement.  (a)

10.8      Sample Concessionaire Management Agreement.  (a)

10.9*     Amended and Restated Stock Option Plan.  (a)

10.14*    1994 Stock Option Plan.  (b)

10.16     Second Amended  Loan Agreement  with International  Bank of  Commerce.
          (e)

10.17     Third Amended Loan Agreement with International Bank of Commerce.  (f)



10.18 Extension and Amendment to Employment Agreement between Taco Cabana, Inc. and Steve Clark. (g)

10.19     Fourth Amended  Loan Agreement  with International  Bank of  Commerce.
(h)

21.       Subsidiaries of the Registrant.  (h)

23.       Consent of Deloitte & Touche LLP.  (h)

24. Powers of attorney to sign amendments to this report. Reference is made to the signature page of this report.

27.       Financial Data Schedule. (h)
________________________

*         Executive compensation plan or arrangement.

(a) Filed as an exhibit to Form S-1 Registration Statement No. 33-51430, effective October 16, 1992.
(b)       Filed as an exhibit to Form 10-K for the fiscal year ended January  1,
          1995.
(c)       Filed as an exhibit  to Form 10-K for  the fiscal year ended  December
          31, 1995.
(d)       Filed  as an  exhibit to  Form 8-A  Registration  Statement No.0-
          20716,  effective June 9,   1995.
(e)       Filed as an exhibit  to Form 10-K for  the fiscal year ended December
          29, 1996.
(f)       Filed as an exhibit to Form 10-Q for the quarter ended March 29, 1998.
(g)       Filed as an exhibit to Form 10-Q for the quarter ended June 28, 1998.
(h)       Filed herewith.

     (b)           Reports on Form 8-K
          None.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       TACO CABANA, INC.



                       By:  STEPHEN V. CLARK

                              Stephen V. Clark
                              Chief  Executive Officer and President


     Date:  March 24, 1999

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

     Signature                Title                 Date



STEPHEN V. CLARK      Chief Executive Officer,   March 24, 1999

  Stephen V. Clark    President and Director
                      (Principal Executive Officer)


DAVID G. LLOYD        Senior Vice President -    March 24, 1999

  David G. Lloyd      Finance, Chief Financial
                      Officer, Secretary and
                      Treasurer (Principal Financial and
                      Accounting Officer)


WILLIAM J. NIMMO      Director                   March 24, 1999

  William J. Nimmo


ROD SANDS             Director                   March  24, 1999

  Rod Sands



CECIL SCHENKER        Director                   March  24, 1999

  Cecil Schenker



RICHARD SHERMAN        Director                  March  24, 1999

  Richard Sherman


LIONEL SOSA            Director                  March  24, 1999

  Lionel Sosa








































                          EXHIBIT INDEX


Exhibit
  No.

10.19Fourth Amended  Loan  Agreement with  International  Bank of
     Commerce.

21.  Subsidiaries of the Registrant

23.  Consent of Deloitte & Touche LLP

27.  Financial Data Schedule











































                                   EXHIBIT 21

                           Subsidiaries of Registrant



TP Acquisition Corp., a Texas corporation

Get Real, Inc., a Delaware corporation

Texas Taco Cabana, L.P., a Texas limited partnership

T. C. Management Inc., a Delaware corporation

T.C Lease Holdings III, V and VI, Inc., a Texas corporation

Taco Cabana Multistate, Inc., a Delaware corporation

Colorado Cabana, Inc., a Colorado corporation

Taco Cabana Atlanta, Inc., a Delaware corporation

Taco Cabana Investments, Inc., a Delaware corporation

Taco Cabana Management, Inc., a Texas corporation




































                                   EXHIBIT 23










INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statements No. 33-56438 and No. 33-98124 of Taco Cabana, Inc. on Form S-8 of our report dated February 4, 1999 appearing in this Annual Report on Form 10-K of Taco Cabana, Inc. for the year ended January 3, 1999.



DELOITTE & TOUCHE LLP



San Antonio, Texas
March 24, 1999














INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               Page

Consolidated Financial Statements:
 Independent Auditors' Report                                  F-2
 Consolidated Balance Sheets at December 28, 1997
  and January  3, 1999                                         F-3
 Consolidated Statements of Operations for the Years Ended
  December 29, 1996, December 28, 1997, and January 3, 1999 F-4 Consolidated Statements of Stockholders' Equity for
  the Years Ended
  December 29, 1996, December 28, 1997 and January 3, 1999 F-5 Consolidated Statements of Cash Flows for the Years Ended
  December 29, 1996, December 28, 1997 and January 3, 1999     F-6
 Notes to Consolidated Financial Statements                    F-8









































INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Taco Cabana, Inc.

We have audited the accompanying consolidated balance sheets of Taco Cabana, Inc. and subsidiaries ("the Company") as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taco Cabana, Inc. and subsidiaries at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


San Antonio, Texas
February 4, 1999





















TACO CABANA, INC.

CONSOLIDATED BALANCE SHEETS



                                               December 28,       January 3,
ASSETS                                             1997              1999

CURRENT ASSETS:
Cash and cash equivalents                       $      339,000   $      719,000
Receivables, net                                       502,000          438,000
Inventory                                            2,105,000        2,273,000
Prepaid expenses                                     1,704,000        3,128,000
Federal income taxes receivable                        200,000          200,000
                                                --------------   --------------

  Total current assets                               4,850,000        6,758,000

PROPERTY AND EQUIPMENT, net                         59,540,000       72,250,000
NOTES RECEIVABLE                                       344,000          258,000
INTANGIBLE ASSETS, net                              11,293,000       10,724,000
OTHER ASSETS                                           233,000          212,000
                                                --------------   --------------

TOTAL ASSETS                                    $   76,260,000   $   90,202,000
                                                ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                $    4,430,000   $    5,362,000
Accrued liabilities                                  6,266,000        5,265,000
Current maturities of long-term debt and
 capital leases                                      1,573,000        5,704,000
Line of credit                                       4,223,000        3,550,000
                                                --------------   --------------

  Total current liabilities                         16,492,000       19,881,000

LONG-TERM OBLIGATIONS, net of current
maturities:
Capital leases                                       2,357,000        2,140,000
Long-term debt                                      11,170,000       18,930,000
                                                --------------   --------------

  Total long-term obligations                       13,527,000       21,070,000

ACQUISITION AND CLOSED RESTAURANT                    9,126,000        7,713,000
LIABILITIES
DEFERRED LEASE PAYMENTS                                702,000          761,000
STOCKHOLDERS' EQUITY:
Preferred stock, series A; $.01 par value,
100,000 shares authorized                                    -                -
Common stock; $.01 par value, 30,000,000
shares authorized -
  15,706,537 and 15,907,937 shares issued
  at December 28, 1997
  and January 3, 1999, respectively                    157,000          159,000
Additional paid-in capital                          97,095,000       98,056,000
Retained deficit                                   (57,278,000)     (43,544,000)
Treasury stock, at cost - 871,937 shares at
   December 28, 1997 and 2,576,937 shares
   at January 3, 1999                               (3,561,000)     (13,894,000)
                                                --------------   --------------

  Total stockholders' equity                        36,413,000       40,777,000
                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   76,260,000   $   90,202,000
                                                ==============   ==============





See notes to consolidated financial statements.






TACO CABANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year Ended
                                  ---------------------------------------------
                                  December 29,    December 28,    January 3,
                                      1996            1997           1999
                                   (52 Weeks)      (52 Weeks)     (53 Weeks)
REVENUES:
Restaurant sales                 $   131,680,000 $   131,857,000 $  142,592,000
Franchise fees and royalty
 income                                  516,000         346,000        358,000
                                 --------------- --------------- --------------
  Total revenues                     132,196,000     132,203,000    142,950,000
                                 --------------- --------------- --------------

COSTS AND EXPENSES:
Restaurant cost of sales              41,336,000      40,668,000     43,347,000
Labor                                 34,653,000      36,169,000     38,185,000
Occupancy                              8,161,000       8,185,000      7,840,000
Other restaurant operating costs      23,553,000      25,418,000     24,739,000
General and administrative             6,445,000       6,964,000      7,829,000
Depreciation, amortization and
 restaurant opening costs              9,245,000       9,659,000      7,990,000
Special charges (reversal)             2,497,000      78,738,000     (2,665,000)
Litigation settlement                  3,400,000               -              -
                                 --------------- --------------- --------------

  Total costs and expenses           129,290,000     205,801,000    127,265,000
                                 --------------- --------------- --------------

INCOME  (LOSS) FROM OPERATIONS         2,906,000     (73,598,000)    15,685,000

INTEREST EXPENSE, NET                 (1,348,000)     (1,137,000)    (1,951,000)
                                 --------------- --------------- --------------

INCOME  (LOSS) BEFORE INCOME
TAXES                                  1,558,000     (74,735,000)    13,734,000

(PROVISION) BENEFIT FOR
 INCOME TAXES                           (854,000)      1,537,000              -
                                 --------------- --------------- --------------

NET INCOME (LOSS)                $       704,000 $   (73,198,000)$   13,734,000
                                 =============== =============== ==============

BASIC EARNINGS (LOSS) PER SHARE  $          0.04 $         (4.78)$         0.96
                                 =============== =============== ==============

DILUTED EARNINGS (LOSS) PER
 SHARE                           $          0.04 $         (4.78)$         0.95
                                 =============== =============== ==============

See notes to consolidated financial statements.



TACO CABANA, INC.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY


     Preferred
        Stock    Common Stock      Additional Retained         Treasury Stock
      -------- -----------------    Paid-in   Earnings     -------------------
       Amount  Shares    Amount     Capital   (Deficit)      Shares     Amount

BALANCE,
January 1,
  1996   $ - 15,681,162 $157,000 $96,954,000 $15,216,000         -  $       -

Options
 exercised -     25,375        -     119,000           -         -          -
Tax benefit from stock
 options   -          -        -      22,000           -         -          -
Net income -          -        -           -     704,000         -          -
         ---- --------- -------- ----------- ----------- --------- ----------

BALANCE,
December 29,
 1996      - 15,706,537  157,000   97,095,000 15,920,000         -          -

Purchase of
 stock                -        -            -          -   871,937 (3,561,000)
Net loss   -          -        -            -(73,198,000)        -          -
        ---- ---------- -------- ------------ ---------- --------- ----------
BALANCE,
December 28,
 1997      - 15,706,537  157,000   97,095,000(57,278,000)  871,937 (3,561,000)

Options
 exercised -    201,400    2,000      961,000          -         -          -
Purchase of
 stock     -          -        -            -          - 1,705,000(10,333,000)
Net income -          -        -            - 13,734,000         -          -
        ---- ---------- -------- ------------ ---------- --------- ----------
BALANCE,
January 3,
 1999    $ - 15,907,937 $159,000  $98,056,000$(43,544,000)2,576,937$(13,894,000)
        ==== ========== ======== ============ =========== ========= ===========

See notes to consolidated financial statements.





TACO CABANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     Year Ended

                                     ---------------------------------------
                                     December 29,  December 28,    January 3,
                                         1996          1997           1999

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                     $   704,000  $(73,198,000)   $ 13,734,000
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
  Depreciation and amortization         9,245,000      9,659,000      7,385,000
  Deferred income taxes                   450,000     (1,818,000)             -
  Special charges                       2,497,000     78,738,000     (2,665,000)
  Capitalized interest                    (12,000)      (147,000)      (117,000)
  Deferred income and lease payments     (278,000)      (157,000)        59,000
  Decrease (increase) in assets:
    Receivables                           291,000        634,000        150,000
    Inventory                             (12,000)      (656,000)      (168,000)
    Prepaid expenses and other assets     203,000     (1,018,000)    (1,424,000)
    Federal income taxes receivable     2,414,000        163,000              -
    Other assets                          393,000         58,000         21,000
  (Decrease) increase in liabilities:
    Accounts payable and accrued
    liabilities                        (3,009,000)     2,328,000       (103,000)
    Acquisition and closed restaurant
    liabilities                          (676,000)    (1,656,000)    (1,194,000)
                                     ------------  -------------  -------------
Net cash provided by operating
 activities                            12,210,000     12,930,000     15,678,000
                                     ------------  -------------  -------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of property and equipment    (9,188,000)   (16,812,000)   (21,259,000)
Proceeds from sales of property and
equipment                                 846,000      1,379,000      4,330,000
Investment in joint venture              (388,000)             -              -
                                     ------------  -------------  -------------
Net cash used by investing activities  (8,730,000)   (15,433,000)   (16,929,000)
                                     ------------  -------------  -------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of long-term
debt and draws on line of credit                -     18,423,000     14,469,000
Principal payments under long-term
debt and line of credit                (5,398,000)   (11,074,000)    (3,276,000)
Principal payments under capital
leases                                   (224,000)    (1,694,000)      (192,000)
Purchase of treasury stock                      -     (3,561,000)   (10,333,000)
Exercise of stock options                 141,000              -        963,000
                                     ------------  -------------  -------------
Net cash (used) provided by
 financing activities                  (5,481,000)     2,094,000      1,631,000
                                     ------------  -------------  -------------
NET (DECREASE) INCREASE IN CASH        (2,001,000)      (409,000)       380,000

CASH AND CASH EQUIVALENTS, beginning
 of period                              2,749,000        748,000        339,000
                                     ------------ --------------   ------------
CASH AND CASH EQUIVALENTS, end of
 period                              $    748,000 $      339,000  $     719,000
                                     ============ ==============  ============


                                                                  (Continued)

TACO CABANA, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS



SUMMARY OF NON-CASH TRANSACTIONS:

During 1996, the Company closed one restaurant and charged its net book value of $139,000 to acquisition and closed restaurant liabilities.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                     Year Ended
                                      ---------------------------------------
                                      December 29,  December 28,    January 3,
                                          1996          1997           1999

Cash paid for interest, net of
interest capitalized                  $   1,144,000  $   1,171,000 $  1,848,000
Cash received for income taxes            2,504,000          4,000        9,000
Cash paid for income taxes                  477,000         74,000            -


                                                                   (Concluded)



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

   Nature of Operations - Taco Cabana, Inc. (the "Company") operates a chain of Tex-Mex patio style quick service restaurants located primarily in the Southwestern United States. At January 3, 1999, the Company owned and operated a total of 102 units. There were also 10 Taco Cabana franchised units.

   Principles of Consolidation -  The consolidated financial statements  include
   all  accounts  of  the  Company  and  its  wholly-owned  subsidiaries.    All
   significant inter-company balances and transactions have been eliminated.

   Fiscal Year - The Company's accounting period is based upon a 52 or 53 week fiscal year ending on the Sunday closest to December 31. The fiscal years 1996, 1997 and 1998 were comprised of the 52 weeks ending December 29, 1996 and December 28, 1997 and the 53 weeks ending January 3, 1999, respectively.

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

   Reclassifications - Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the presentation and classification used in fiscal 1998.


2. SPECIAL CHARGES (REVERSAL)

   During fiscal 1996, 1997 and 1998, the following special charges are included in the Company's consolidated financial statements:

                                   December 29,      December 28,     January 3,
                                       1996              1997            1999

Special charge (reversal)         $   2,497,000    $   78,738,000   $(2,665,000)
Pro forma income tax (benefit)
provision                              (747,000)       (3,018,000)      986,000
Decrease (increase) on net
income                                1,750,000        75,720,000    (1,679,000)
Decrease (increase) per share     $        0.11    $         4.94   $     (0.12)




   Fiscal 1998 - As part of the special charges recorded in the fourth quarter of 1996 and 1997, the Company reduced the carrying value of assets and established reserves for the estimated lease liabilities associated with restaurants that were closed. During 1998, the company successfully completed sales of several of these properties to third parties or negotiated favorable lease terminations. The amount of the proceeds in excess of the carrying value of the assets and the remaining lease liabilities was approximately $2.7 million. This amount was recorded as a special charge reversal during the fourth quarter of 1998.



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. SPECIAL CHARGES (Continued)

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

   Due to the significance of the closures described above, management performed an evaluation of the recoverability of all remaining assets as described in Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". Management concluded from the results of this evaluation that a significant impairment of intangible as well as long-lived assets was required to be recognized. The impairment was reflective of a market value determined to be less than the carrying value of approximately 40 restaurants, 31 of which were acquired. The assets were tested for impairment by projecting cash flows for individual restaurants based on recent results and trends specific to that restaurant. The undiscounted projected cash flows for each restaurant were compared to the carrying value for that restaurant, including allocated goodwill, where applicable. If the undiscounted cash flows were less than the carrying value, an impairment was deemed to have occurred. The amount of the impairment was determined by calculating the difference between the present value of the projected cash flows and the carrying value attributable to the specific restaurant. The cash flows were discounted using the rate of return the Company utilizes for approving new restaurant construction. Such discounted cash flows are, in management's opinion, the best estimate of the assets current value. Considerable management judgment is necessary to estimate future discounted cash flows. Accordingly, actual results could vary significantly from management's estimates.

   The process described above resulted in the Company's recording a special charge during the fourth quarter of 1997 of $78.7 million pre-tax, $75.7 million after-tax, or $4.94 per share. This amount had the following components:

   . Impairment of intangible assets of $33.1 million and impairment of long-lived assets of $22.1 million for restaurants that will continue in operation, based on the SFAS 121 analysis described above;


TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. SPECIAL CHARGES (Continued)

   . A provision of $23.3 million for the closure of seventeen restaurants, including all of the restaurants in the Colorado market. The amount was determined in accordance with FAS 121 and was comprised of:
     . $13.3 million for the carrying value of the assets, net of estimated proceeds of $1.5 million for the sale of restaurant properties;
     . $9.0 million to record the estimated lease related obligations for closed restaurants. This amount was determined as the lesser of the present value of the monthly lease commitments, net of expected sublease receipts, or lease termination provisions;
     . $500,000 for severance and relocation benefits paid to employees displaced by the restaurant closures;
     . $500,000 for the probable settlement of a franchisee lawsuit related to the Colorado market.
   . The write-off of other assets totaling $200,000.

   During 1997, the seventeen restaurants contributed a total of $9.6 million in sales, and had operating losses totaling $2.5 million. In addition, the total amount of depreciation recorded during 1997 relating to assets which were impaired was approximately $2.5 million.

   Fiscal 1996 - The Company has a 50% interest in a joint venture which operated three restaurants in the Atlanta market. During the fourth quarter of 1996, the Company decided to write-down its investment in the joint venture and accrue for certain costs associated with the closing of two of the three restaurants operated by the joint venture. This decision resulted in a special charge of $2.5 million pre-tax, $1.7 million after-tax or $0.11 per share. The special charge was comprised of the following:


Write-down of investment in joint venture              $   1,191,000
Reserve for notes and accounts receivable                    268,000
Estimated lease obligations                                  632,000
Estimated legal and professional fees                        245,000
Other costs                                                  161,000
                                                       -------------
Total                                                  $   2,497,000
                                                       =============


 TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. ACCOUNTS AND NOTES RECEIVABLE

   Accounts and notes receivable consisted of the following:


                                           December 28,   January 3,
                                               1997          1999
Trade receivables:
  Royalties                                  $    84,000   $    97,000
  Other                                          356,000       365,000
Notes receivable - current portion               109,000        78,000
Employees                                          2,000             -
                                             -----------   -----------
    Total                                        551,000       540,000
Less allowance for doubtful accounts             (49,000)     (102,000)
                                             -----------   -----------
Receivables, net                             $   502,000   $   438,000
                                             ===========   ===========


Notes receivable - noncurrent:
  Franchisees                                $   344,000   $   258,000
                                             ===========   ===========



    Notes receivable from franchisees approximate fair value because the underlying instruments have an interest rate that approximates current market rates. The Company's allowance for doubtful accounts is reflected as a reduction of receivables in the consolidated balance sheets.




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net, consisted of the following:



                                           December 28,      January 3,
                                               1997             1999
Property and equipment:
  Land                                     $   18,759,000   $   20,384,000
  Furniture, fixtures and equipment            39,627,000       48,245,000
  Leasehold improvements                        8,335,000       13,820,000
  Buildings                                    13,159,000       17,322,000
  Construction in progress                      1,195,000          920,000
                                           --------------   --------------
                                               81,075,000      100,691,000
Less accumulated depreciation and
  amortization                                (24,525,000)     (31,424,000)
                                           --------------   --------------
    Total                                      56,550,000       69,267,000
                                           --------------   --------------

Property and equipment held under
capital leases:
  Buildings                                     4,254,000        4,401,000
  Less accumulated amortization                (1,264,000)      (1,418,000)
                                           --------------   --------------
    Total                                       2,990,000        2,983,000
                                           --------------   --------------

Property and equipment, net                $   59,540,000   $   72,250,000
                                           ==============   ==============



   At January 3, 1999, the Company had three restaurants held for sale. The total carrying amount of these assets is $1.1 million which management estimates to be the net proceeds from the disposition of these assets. See
   Note 2.



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. INTANGIBLE AND OTHER ASSETS

   Intangible and other assets consisted of the following:

                                           December 28,      January 3,
                                               1997             1999
Intangible assets:
  Goodwill                                 $   16,154,000    $   16,154,000
  Trade name                                    1,575,000         1,576,000

                                           --------------    --------------
                                               17,729,000        17,730,000
Less accumulated amortization                  (6,436,000)       (7,006,000)
                                           --------------    --------------

Intangible assets, net                     $   11,293,000    $   10,724,000
                                           ==============    ==============


Other assets:
  Deposits                                 $      214,000   $       177,000
  Other                                            19,000            35,000
                                           --------------   ---------------

Other assets                               $      233,000   $       212,000
                                           ==============   ===============





6. ACCRUED LIABILITIES

   Accrued liabilities consisted of the following:


                                           December 28,      January 3,
                                               1997             1999

Closed restaurant obligations               $   2,827,000    $      740,000
Payroll related                                 1,468,000         2,380,000
Property taxes                                    627,000           557,000
Employee injury                                   138,000           271,000
Restaurant expenses                               297,000           433,000
Legal                                             332,000           168,000
Other                                             577,000           716,000
                                            -------------    --------------

Total                                       $   6,266,000    $    5,265,000
                                            =============    ==============



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. LEASES

   Operating Leases - The Company leases restaurant facilities under non-cancelable operating leases with initial terms ranging from ten to twenty years with options to renew. The future minimum lease commitments under all non-cancelable operating lease obligations as of January 3, 1999 were as follows:

Years ending:
  1999                                                   $     6,432,000
  2000                                                         6,426,000
  2001                                                         6,348,000
  2002                                                         6,290,000
  2003                                                         6,387,000
  Thereafter                                                  36,733,000
                                                          --------------

  Total                                                   $   68,616,000
                                                          ==============




   The total rental expense for operating leases was approximately $6.6 million for both 1996 and 1997, and $6.2 million for 1998, including additional rents of approximately $308,000, $291,000 and $185,000 for 1996, 1997 and
   1998, respectively.

   The Company remains contingently liable on eight operating leases which were assigned to the purchasers of units previously sold or closed. Future minimum lease commitments under these contingent obligations approximate
   $597,000 in 1999, and a total of $2.4 million in 2000 through 2003. Thereafter, the total minimum lease payments are approximately $2.6 million. The Company assesses the probability of its having to assume primary liability under these assignments as part of its ongoing assessment of franchisee relationships.



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. LEASES (Continued)

   Capital Leases - The Company leases certain buildings under capital lease agreements with third parties. The leases have fifteen and twenty year terms. Future minimum lease payments under the capital leases and the net present value of the minimum lease payments at January 3, 1999 were:

Years ending:
  1999                                                      $      445,000
  2000                                                             445,000
  2001                                                             446,000
  2002                                                             446,000
  2003                                                             439,000
  Thereafter                                                     1,220,000
                                                             -------------

Total minimum lease payments                                     3,441,000
Less amount representing interest at 9% to 13%                   1,086,000
                                                             -------------

Net present value of minimum lease payments                      2,355,000
Less current portion                                               215,000
                                                             -------------

Long-term portion of capital leases                          $   2,140,000
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

TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. LONG-TERM DEBT

   Long-term debt consisted of the following notes payable bearing interest at the prime rate of 7.75% at January 3, 1999:


                                             December 28,        January 3,
                                                 1997               1999




Notes payable to a bank, collateralized
  by certain restaurant
  assets, due in monthly installments of
  principal and interest
  through August 2004                          $   10,521,000   $  19,754,000

Notes payable to a bank, collateralized
  by certain restaurant
  assets, due in January 1999,
  subsequently refinanced                                   -       3,300,000

Note payable to a bank, unsecured, due
  in monthly installments
  of principal and interest through April 2000      1,777,000       1,365,000

Note payable to a corporation,
  collateralized by certain
  restaurants, due in monthly
  installments of principal
  and interest through September 1998                 256,000               -
                                              ---------------  --------------

    Total                                          12,554,000      24,419,000
Less current maturities                             1,384,000       5,489,000
                                              ---------------  --------------

Long-term debt, net                            $   11,170,000   $  18,930,000
                                              ===============  ==============



   The future minimum payments of long-term debt outstanding at January 3, 1999 were as follows:

Years ending:
  1999                                                   $     5,489,000
  2000                                                         2,761,000
  2001                                                         1,996,000
  2002                                                         2,444,000
  2003                                                         2,437,000
  Thereafter                                                   9,292,000
                                                          --------------

  Total                                                   $   24,419,000
                                                          ==============




   The amounts stated in the Company's consolidated balance sheets for long-term debt approximate fair value because the underlying note payable balance fluctuates frequently or it is at a rate approximating current market rates.




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9. LINE OF CREDIT

   During 1998 the Company had in place two secured credit facilities totaling $30 million, including a $5 million revolving line of credit. Interest on funds borrowed under the facilities are charged at the prime rate which was 7.75% at January 3, 1999. On December 31, 1998 the credit facilities were amended and increased to a total of $40 million. As a part of the amendment, the commitments were extended to December 31, 2000. Interest on funds borrowed under the amended facility are charged at the prime rate or,  at the Company's  choice, 2.25% over  the London Interbank  Offered
   Rate (LIBOR), adjusted quarterly. The credit facilities are secured by property and equipment. The facilities contain certain covenants, including cash flow to fixed charges ratio, minimum net worth, debt to tangible net worth ratio, and intangible assets to net worth ratio requirements. During the year ended January 3, 1999, the Company was in compliance with all such covenants. At January 3, 1999, the Company had approximately $11.5 million available for cash borrowings under these credit facilities.



10.ACQUISITION AND CLOSED RESTAURANT LIABILITIES

   The Company establishes acquisition liabilities, as necessary, in connection with the purchase method of accounting for restaurants and other assets it acquires. Such liabilities are primarily related to leases that were at terms less favorable than market rates prevailing at the acquisition date and anticipated restaurant closure costs, if any.

   The liability established for leases in excess of the prevailing market were based on current market rental rates at the date of acquisition as compared to the terms of the leases acquired. This liability is being amortized as a reduction of occupancy expense over the remaining term of the applicable leases. The total amount of this reserve was $1.4 million and $1.2 million, at December 28, 1997 and January 3, 1999, respectively. During 1997 and 1998, approximately $203,000 and $181,000, respectively, of the balance was amortized in this manner.

   Acquisition liabilities includes reserves established for the closure of certain acquired restaurants. These restaurants were anticipated to be closed at the time of acquisition. The amounts reserved were equal to the value assigned to the building and equipment acquired, less any anticipated salvage value, plus an amount estimated to terminate the lease prior to its expiration date. The total amount of this reserve was $1.5 million and $261,000 at December 28, 1997 and January 3, 1999, respectively. During 1997 and 1998, approximately $900,000 and $1.0 million, respectively, of this reserve was utilized in the closure of restaurants. As part of the special charge reversal recorded in 1998, the Company reversed $200,000 of this reserve.



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.ACQUISITION AND CLOSED RESTAURANT LIABILITIES (continued)

   In 1997, as part of the special charge, the Company reserved amounts for closed restaurant liabilities. The amounts reserved were equal to the lesser of the present value of the monthly lease commitments, net of expected sublease receipts, or lease termination provisions. These reserves were approximately $7.1 million and $6.2 million at December 28, 1997 and January 3, 1999, respectively. It is currently anticipated that payments of approximately $740,000 will be made under lease and other obligations during 1999. During 1997 and 1998, approximately $1.9 million and $2.7 million, respectively, of this reserve was utilized in the closure of restaurants. During 1998, the Company received proceeds of approximately $4.3 million from the sales of closed restaurant properties. As part of the special charge reversal recorded in 1998, the Company re-evaluated lease obligations for closed restaurants and reversed approximately $2.5 million of the lease liability reserves for such restaurants.

11.EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                      December 29,   December 28,    January 3,
                                          1996           1997           1999
Numerator for basic and diluted
earnings
   per share - net income (loss)  $      704,000 $  (73,198,000)    $13,734,000

Denominator:
   Denominator for basic
   earnings per
   share - weighted-average           15,694,757     15,314,665      14,336,526
   shares
   Effect of dilutive securities-
     Employee stock options              251,923              -         140,067
                                  --------------  -------------     -----------
   Denominator for diluted
     earnings per share - adjusted
     weighted-average and assumed
     conversions                      15,946,680     15,314,665      14,476,593
                                  ==============  =============     ===========


Basic earnings (loss) per share    $        0.04   $      (4.78)      $    0.96
                                  ==============  =============      ==========

Diluted earnings (loss) per share  $        0.04   $      (4.78)      $    0.95
                                  ==============  =============      ==========

   For additional disclosures regarding outstanding employee stock options, see
   Note 12.

TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.STOCKHOLDERS' EQUITY AND STOCK OPTIONS

Stock Options - The Company has stock option plans (the "Plans") for employees, outside directors, and advisors of the Company covering 2,750,000 shares of the Company's common stock. Options under such plans generally become exercisable ratably over a two to five year period. All options expire at the earlier of termination of employment or ten years after the date of grant. The Plans terminate in 2000 and in 2004. The Plans are administered by a committee of outside members of the Board of Directors. In addition, certain directors were awarded non-qualified stock options pursuant to the terms of separate compensation agreements. At January 3, 1999, there were 179,233 shares available for issuance upon exercise of options that may be granted in the future. Options outstanding are as follows:



                                                                Weighted
                                                                Average
                                                Total Options   Exercise
                                                 Outstanding     Price

Options outstanding, December 31, 1995             1,053,125   $   6.40
  Granted                                            231,250       6.30
  Exercised                                          (25,375)      4.85
  Expired or canceled                               (147,500)      5.36
                                                   ---------
Options outstanding, December 29, 1996             1,111,500   $   6.18
  Granted                                            379,750       4.63
  Exercised                                                -          -
  Expired or canceled                               (140,375)      8.57
                                                   ---------
Options outstanding, December 28, 1997             1,350,875   $   5.64
  Granted                                            480,050       6.17
  Exercised                                         (201,400)      4.78
  Expired or canceled                               (125,000)      5.24
                                                   ---------
Options outstanding, January 3, 1999               1,504,525   $   5.76
                                                   =========

Options exercisable, January 3, 1999                 635,195   $   5.95
                                                   =========







TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.STOCKHOLDERS' EQUITY AND STOCK OPTIONS (Continued)

   For  the  options outstanding  at  January  3,  1999,  the  weighted  average remaining life and exercise price of these outstanding options were 26 months and $5.79, respectively. In addition, the weighted average exercise price of options granted during 1998 was $6.17.

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


                                                 Year Ended
                                --------------------------------------------
                                   December 29,    December 28,    January 3,
Pro Forma                              1996            1997           1999

Compensation expense            $     741,000  $       555,000  $    329,000
Net income (loss)                     237,000      (73,548,000)   13,405,000
Diluted earnings
 (loss) per share               $        0.01  $         (4.80) $       0.93


   The Black-Scholes option pricing model was used to determine the above pro-forma information. The calculations relied upon estimates of the volatility of the Company's stock and expected dividends, as well as determinations of a risk-free interest rate and expected life of the options. A volatility rate of 49.0% was used for options granted prior to 1994, 37.5% was used for options granted during 1994, 36.0% was used for options granted during 1995 through 1996, 34.0% was used for options granted during 1997, and 33.0% was used for options granted during 1998. Dividends were estimated at zero. The discount rate charged on loans to depository institutions by the Federal Reserve Bank was used as the risk-free interest rate. The discount rate was approximately 5.0% for all of 1998. The life of the Company's options range from two to five years.


TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.STOCKHOLDERS' EQUITY AND STOCK OPTIONS (Continued)

   Preferred Stock Purchase Rights - In June 1995, the Company's Board of Directors declared a distribution of one preferred stock purchase right for each share of the Company's common stock. The rights were distributed on June 20, 1995 to stockholders of record as of the close of business on that day. Each right will entitle the holder to buy 1/1000 of a share of a newly authorized Series A preferred stock at an exercise price of $37.50 per right. The rights become exercisable on the tenth day after public announcement that a person or group has acquired 15% or more of the Company's common stock. The rights may be redeemed by the Company prior to becoming exercisable by action of the Board of Directors at a redemption price of $0.01 per right. If the Company is acquired in a merger or other business combination transaction in which it is not the surviving corporation, each right will entitle its holder to purchase stock of the acquiring company having a market value of twice the exercise price. In the event that the Company is the surviving corporation, each right will entitle its holder to purchase the Company's common stock having a market value of twice the exercise price of each right. At January 3, 1999, there were 13,331,000 rights outstanding.

   Preferred Stock - In June 1995, in connection with its implementation of the stockholders' rights plan discussed above, the Company authorized 100,000 shares of Series A, preferred stock with a par value of $0.01 per share, which would become issuable only at such time, if ever, as the rights become exercisable. As of January 3, 1999 there were no shares outstanding.

   Treasury Stock - The Company's Board of Directors previously authorized the purchase in the open market of up to 4,000,000 shares of the Company's outstanding common stock. At December 28, 1997 and January 3, 1999, the Company held treasury stock of 871,937 shares and 2,576,937 shares of its common stock at a cost of $3,561,000 and $13,894,000, respectively.


TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.INCOME TAXES

   The provision (benefit) for income taxes differs from the amount computed using statutory rates as shown below:

                                  December 29,   December 28,     January 3,
                                      1996           1997            1999

Federal income tax at
 statutory rate                    $    530,000    $(25,410,000) $   4,670,000
State income taxes                       39,000          48,000              -
Goodwill and other                      285,000       4,819,000        (15,000)
Valuation allowance on net
 deferred tax asset                           -      19,006,000     (4,655,000)
                                   ------------    ------------  -------------

  Total                            $    854,000    $ (1,537,000)  $          -
                                   ============    ============   ============



   The provision (benefit) for income taxes is comprised of the following:

                                                   Year Ended
                                  -------------------------------------------
                                  December 29,    December 28,     January 3,
                                      1996            1997            1999

Current                            $    404,000   $       281,000   $         -
Deferred                                450,000        (1,818,000)            -
                                   ------------   ---------------   -----------

  Total                            $    854,000    $   (1,537,000)  $         -
                                   ============    ==============   ===========


   Deferred income taxes and benefits are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Significant deferred tax assets and liabilities are as follows:

TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.INCOME TAXES (Continued)

                                                 December 28,        January 3,
                                                     1997               1999
Current:
Deferred Federal Tax Assets:
  Workmen's compensation claims                 $   494,000         $   337,000
  Investment in joint venture                       718,000                   -
  Accounts receivable                                17,000              35,000
  Charitable contributions                           34,000                   -
  Accrued vacation                                   38,000              21,000
                                                -----------         -----------

Total                                             1,301,000             393,000
                                                -----------         -----------

Deferred Federal Tax Liabilities -
  Pre-opening costs                                (119,000)                  -
                                                -----------         -----------

Total                                              (119,000)                  -
                                                -----------         -----------

Net Current Deferred Tax Asset                  $ 1,182,000         $   393,000
                                                ===========         ===========


Noncurrent:
Deferred Federal Tax Assets:
  Net operating loss carryforward              $  5,601,000        $  6,955,000
  General busines tax credit carryforward           627,000             590,000
  Closed stores                                     916,000           1,400,000
  Alternative minimum tax credit carryforward     1,258,000           1,277,000
  Production costs                                   79,000                   -
  Deferred rent                                     791,000           2,416,000
  Other - Special charge                         12,907,000           6,071,000
  Charitable Contributions                                -              51,000
                                               ------------        ------------

Total                                            22,179,000          18,760,000
                                               ------------        ------------

Deferred Federal Tax Liabilities:
  Fixed and intangible assets                    (4,312,000)         (4,802,000)
  Other reserves                                    (43,000)                  -
                                               ------------        ------------

Total                                            (4,355,000)         (4,802,000)
                                               ============        ============

Net Noncurrent Deferred Tax Asset                17,824,000          13,958,000
                                               ============        ============

Net Deferred Tax Asset before valuation
allowance                                        19,006,000          14,351,000
Valuation Allowance                             (19,006,000)        (14,351,000)
                                               ------------        ------------
Net Deferred Tax  Asset                       $           -      $            -
                                               ============        ============








TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.INCOME TAXES (Continued)

   At January 3, 1999, the Company had net operating loss, alternative minimum tax and general business tax credit carry-overs of approximately $20 million, $1.3 million and $590,000, respectively. A portion of the above carry-overs resulted from the acquisition of Two Pesos; the Company was allowed to utilize the net operating loss of $5.4 million and tax credit carry-overs of $178,000 of Two Pesos that existed at the date of acquisition. However, these carry-overs may only offset the post-acquisition taxable income and tax liability of the Company's subsidiary that acquired Two Pesos. In addition, because of the change in ownership, the net operating loss carry-over utilization is further limited to approximately $953,000 per year, and the tax credit carry-over acquired from Two Pesos is limited each year to the tax equivalent of any remaining portion of the net operating loss limitation. The net operating loss and tax credit carry-overs begin to expire in 2003 and 2000, respectively.

   The alternative minimum tax credit carry-over and the remaining general business credit carry-overs are available to offset future regular tax liabilities. The general business credit begins to expire in 2007. The alternative minimum tax credit has no expiration date.


14.LITIGATION SETTLEMENT AND LEGAL PROCEEDINGS

   On July 24, 1996, the Company approved the settlement of A.L. Park, et al v. Taco Cabana, Inc., et al., a suit originally filed in September 1995 seeking status as a class action. As a result thereof, the Company recorded a charge of $3.4 million pre-tax, $2.2 million after-tax, or $0.14 per share, during the second quarter of fiscal 1996. Under the terms of the settlement, the plaintiffs received a total of $6.0 million of which the Company's insurance carrier paid $3.05 million. Additionally, the Company paid approximately $450,000 for legal and related expenses incurred in connection with the settlement.

   In   addition,  the   Company   is  a   party   to  routine   negligence   or
   employment-related litigation  in the ordinary  course of its  business.   No
   such pending matters, individually or in the aggregate, are deemed to be material to the results of operations or financial condition of the Company.







TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.QUARTERLY FINANCIAL DATA (Unaudited)



                                            Quarter Ended
                       -------------------------------------------------------
                        March 30,     June 29,    September 28,   December 28,
                           1997         1997          1997          1997 (1)

Total revenues         $ 30,186,000 $ 34,200,000    $ 35,051,000   $ 32,765,000
Gross profit             21,024,000   23,628,000      24,178,000     22,704,000

Net income (loss)
  applicable to
  common stock              556,000      876,000         562,000    (75,193,000)

Basic and diluted
  earnings (loss)
  per share (2)          $     0.04   $     0.06    $       0.04   $     (5.07)



                                            Quarter Ended
                        -------------------------------------------------------
                        March 29,     June 28,    September 27,    January 3,
                           1998         1998          1998          1999 (1)

Total revenues          $32,407,000  $36,292,000    $ 36,270,000   $ 37,981,000
Gross profit             22,615,000   25,463,000      25,168,000     26,357,000

Net income applicable
  to common stock         1,857,000    3,297,000       2,895,000      5,686,000

Basic earnings per share $     0.13   $     0.22    $       0.20    $      0.42

Diluted earnings per
  share                  $     0.12   $     0.22    $       0.20    $      0.41

(1) See Note 2 for discussion of
    charges recorded in these quarters.
(2) The earnings per share amounts have been restated as required to comply with Statement of Financial Standards No. 128 (SFAS 128), "Earnings Per Share". For further discussion of earnings per share and the impact of SFAS 128, see Note 11.