Form 10-Q
period 1999-04-04
TACO CABANA INC
filed 1999-05-18
CIK 891082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.


                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 1999

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

           Yes   X                         No




          Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class          Outstanding at May 3, 1999
              Common Stock          13,384,450 shares

                               TACO CABANA, INC.

                                     INDEX


                                                          Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

   Condensed Consolidated Balance Sheets at                3
     April 4, 1999 and January 3, 1999

   Condensed Consolidated Statements of Income for         4
     the Thirteen Weeks Ended April 4, 1999 and
     March 29, 1998

   Condensed Consolidated Statements of Cash Flows         5
     for the Thirteen Weeks Ended April 4, 1999
     and March 29, 1998

   Notes to Condensed Consolidated Financial               6
     Statements


Item 2.  Management's Discussion and Analysis of           8
     Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 6.  Exhibits and Reports on Form 8-K                 15

Signature                                                 16

                               TACO CABANA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           January 3,   April 4,
                                              1999        1999
                                           ----------   ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................   $ 719,000   $ 897,000
Receivables, net..........................     438,000     337,000
Inventory.................................   2,273,000   2,311,000
Prepaid expenses..........................   3,128,000   3,286,000
Federal income taxes receivable...........     200,000     200,000
                                            ---------- -----------
Total current assets......................   6,758,000   7,031,000

PROPERTY AND EQUIPMENT, net...............  72,250,000  75,963,000
NOTES RECEIVABLE..........................     258,000     297,000
INTANGIBLE ASSETS, net....................  10,724,000  10,578,000
OTHER ASSETS..............................     212,000     235,000
                                           ----------- -----------
TOTAL..................................... $90,202,000 $94,104,000
                                           =========== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable..........................  $5,362,000  $4,692,000
Accrued liabilities.......................   5,265,000   5,629,000
Current maturities of long-term debt
and capital leases........................   5,704,000   3,238,000
Line of credit............................   3,550,000   1,540,000
                                           ----------- -----------
Total current liabilities.................  19,881,000  15,099,000

LONG-TERM OBLIGATIONS, net of current maturities:

Capital leases............................   2,140,000   2,082,000
Long-term debt............................  18,930,000  24,905,000
                                           ----------- -----------
Total long-term obligations...............  21,070,000  26,987,000

ACQUISITION AND CLOSED RESTAURANT
LIABILITIES...............................   7,713,000   7,556,000
DEFERRED LEASE PAYMENTS...................     761,000     725,000
STOCKHOLDERS' EQUITY:
Common stock..............................     159,000     134,000
Additional paid-in capital................  98,056,000  84,383,000
Retained deficit.......................... (43,544,000)(40,780,000)
Treasury stock, at cost (2,576,937
shares at January 3, 1999)................ (13,894,000)          -
                                          ------------ -----------
  Total stockholders' equity..............  40,777,000  43,737,000
                                          ------------ -----------
TOTAL.....................................$ 90,202,000 $94,104,000
                                          ============ ===========

           See Notes to Condensed Consolidated Financial Statements.

                               TACO CABANA, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                       For the Thirteen Weeks Ended
                                       ----------------------------
                                           March 29,    April 4,
                                           1998          1999
                                       --------------  ------------
REVENUES:
Restaurant sales..........................$32,322,000   $36,836,000
Franchise fees and royalty income.........     85,000        74,000
                                          -----------   -----------
  Total revenues.......................... 32,407,000    36,910,000
                                          -----------   -----------

COSTS AND EXPENSES:
Restaurant cost of sales..................  9,792,000    10,927,000
Labor.....................................  8,672,000    10,127,000
Occupancy.................................  1,907,000     2,010,000
Other restaurant operating costs..........  6,002,000     6,251,000
General and administrative................  1,912,000     2,050,000
Depreciation, amortization and
restaurant opening costs..................  1,868,000     2,229,000
                                          -----------   -----------
  Total costs and expenses................ 30,153,000    33,594,000
                                          -----------   -----------
INCOME FROM OPERATIONS....................  2,254,000     3,316,000
                                          -----------   -----------
INTEREST EXPENSE, NET.....................   (397,000)     (552,000)
                                          -----------   -----------
INCOME BEFORE INCOME TAXES................  1,857,000     2,764,000

INCOME TAX EXPENSE........................          -             -
                                          -----------   -----------
NET INCOME................................ $1,857,000    $2,764,000
                                          ===========   ===========
BASIC EARNINGS PER SHARE..................  $    0.13      $   0.21
                                          ===========   ===========
BASIC WEIGHTED SHARES OUTSTANDING......... 14,826,138    13,350,840
                                          ===========   ===========
DILUTED EARNINGS PER SHARE................  $    0.12      $   0.20
                                          ===========   ===========
DILUTED WEIGHTED SHARES OUTSTANDING....... 15,028,731    13,714,176
                                          ===========   ===========



           See Notes to Condensed Consolidated Financial Statements.

                               TACO CABANA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                        For the Thirteen Weeks Ended
                                        ----------------------------
                                           March 29,    April 4,
                                             1998        1999
                                        -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................$  1,857,000  $2,764,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization.........  1,668,000   2,057,000
    Capitalized interest..................    (52,000)    (62,000)
    Changes in operating working
      capital items....................... (1,666,000)   (693,000)
                                          -----------  ----------
Net cash provided by operating activities   1,807,000   4,066,000
                                          -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment........ (5,075,000) (5,984,000)
Proceeds from sales of property and
  equipment...............................  1,251,000     459,000
                                          -----------  ----------
Net cash used for investing activities.... (3,824,000) (5,525,000)
                                          -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit.............  2,611,000   8,404,000
Principal payments under long-term debt...   (639,000) (6,911,000)
Principal payments under capital leases...    (44,000)    (52,000)
Purchase of treasury stock................    (44,000)          -
Exercise of stock options.................    153,000     196,000
                                          -----------  ----------
Net cash provided by financing activities   2,037,000   1,637,000
                                          -----------  ----------
NET INCREASE IN CASH......................     20,000     178,000

CASH AND CASH EQUIVALENTS, beginning
  of period...............................    339,000     719,000
                                          -----------  ----------
CASH AND CASH EQUIVALENTS, end of period..  $ 359,000    $897,000
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

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

2.   Stockholders' Equity

The Company's Board of Directors previously approved plans to repurchase up to a total of 4,000,000 shares of the Company's Common Stock. Since the inception of the stock purchase program, the Company has repurchased a total of 2,585,000 shares at an aggregate cost of $13.9 million. During the first quarter of 1999, the Company retired all of the common shares held in treasury. The cost of the reacquired shares in excess of par value has been charged to additional paid in capital. The timing, price, quantity and manner of any future purchases will be made at the discretion of management and will depend upon market conditions.

3.  Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

                                            Thirteen Weeks Ended
                                      ------------------------------
                                       March 29, 1998   April 4, 1999
                                      ---------------  -------------
                                         (Unaudited)    (Unaudited)

    Numerator for basic and diluted
    earnings per share - net income        $1,857,000     $2,764,000
    Denominator:
       Denominator for basic earnings -
          per share weighted-
          average shares                   14,826,138     13,350,840
       Effect of dilutive securities -
          Employee stock options              202,593        363,336
                                          -----------    -----------
    Denominator for diluted earnings
       per share - adjusted weighted-
       average and assumed conversions     15,028,731     13,714,176
                                          ===========    ===========
    Basic earnings per share                $    0.13     $     0.21
                                          ===========    ===========
    Diluted earnings per share              $    0.12     $     0.20
                                          ===========    ===========


4.   Supplemental Disclosure of Cash Flow Information


                                        Thirteen Weeks Ended
                                       ---------------------
                                    March 29, 1998  April 4, 1999
                                    -------------  ------------
                                      (Unaudited)  (Unaudited)

    Cash paid for interest ...........  $ 385,000   $ 562,000
    Interest capitalized on
    construction costs ...............     52,000      62,000

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio, Texas. As of May 3, 1999, the Company had 106 Company-owned restaurants and 10 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and royalty income currently contributing less than 1% of total revenues.

The Company opened two and closed one Company-owned restaurants during the first quarter of 1999 for a total of 103 company-owned and 10 franchised restaurants. Subsequent to April 4, 1999, three Company-owned restaurants were opened for a current systemwide total of 116 restaurants.

The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.


                                   Thirteen Weeks Ended
                                 ------------------------
                                 March 29,     April 4,
                                   1998         1999
                                 ---------   ---------
Income Statement Data:
REVENUES:
    Restaurant sales               99.7%        99.8%
    Franchise fees and
    royalty income                  0.3          0.2
                                  -----        -----
    Total revenues                100.0%       100.0%
                                  =====        =====
COSTS AND EXPENSES:

    Restaurant cost of sales (1)   30.3         29.7
    Labor (1)                      26.8         27.5
    Occupancy (1)                   5.9          5.5
    Other restaurant
    operating costs (1)            18.6         17.0
    General and administrative
    costs                           5.9          5.6
    Depreciation, amortization
    and restaurant opening costs    5.8          6.0
                                  -----        -----
INCOME FROM OPERATIONS              7.0          9.0

INTEREST EXPENSE                   (1.2)        (1.5)
                                  -----        -----
INCOME  BEFORE INCOME TAXES         5.7          7.5

INCOME TAX EXPENSE                    -            -
                                  -----        -----
NET INCOME                          5.7%         7.5%
                                  =====        =====


Restaurant Data:

COMPANY OWNED RESTAURANTS:
    Beginning of period             98         102
    Opened                           3           2
    Closed                          (2)         (1)
                                  ----        ----
    End of period                   99         103

FRANCHISED RESTAURANTS (2):         11          10
                                  ----        ----
TOTAL RESTAURANTS:                 110         113
                                  ====        ====


(1) Percentage is calculated based upon restaurant sales.
(2) Excludes Two Pesos licensed restaurants.

The Thirteen Weeks Ended April 4, 1999 Compared to the Thirteen Weeks Ended March 29, 1998

Restaurant Sales. Restaurant sales increased by $4.5 million, or 14%, to $36.8 million for the first quarter of 1999 from $32.3 million for the first quarter in 1998. The increase is due primarily to an increase in sales at existing restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 6.5%. Management attributes the increase to several factors including a more consistent marketing program, increased media expenditures, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program and the continued opening of higher than average volume restaurants. Sales from restaurants opened after March 29, 1998 accounted for an increase of $2.5 million. This increase was offset by sales from restaurants which were closed after March 29, 1998 of $626,000.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 29.7% in the first quarter of 1999 from 30.3% for the first quarter of 1998. The decrease was due primarily to a price increase of approximately 2% taken in December 1998 and continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs. The Company recently completed negotiation of favorable fajita meat and cheese purchase contracts. Management expects the favorable cost of sales trends to continue during 1999.

Labor. Labor costs calculated as a percentage of restaurant sales increased to 27.5% during the first quarter of 1999 from 26.8% for the same period in 1998. The increase in labor costs is due to management's continued commitment to increase staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects labor costs as a percentage of sales to be flat to slightly up during all of 1999.

Occupancy. Occupancy costs increased by $103,000 during the first quarter of 1999 compared to the first quarter of 1998. The increase is primarily due to the opening of new restaurants. As a percentage of restaurant sales, occupancy costs decreased to 5.5% in the first quarter of 1999 compared to 5.9% in the first quarter of 1998. Management expects the dollar amount to increase in 1999 due to new openings, although it should continue to show improvement as a percentage of sales.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $6.3 million in the first quarter of 1999 compared to $6.0 million in the first quarter of 1998. As a percentage of restaurant sales, other restaurant operating costs decreased to 17.0% for the first quarter of 1999 compared to 18.6% for the first quarter of 1998. The decrease is due to the leverage from higher average sales as the dollar amount of other operating costs per store open remained relatively flat. Management expects this amount, as a percentage of sales, to be slightly lower during the remainder of 1999.

General and Administrative. General and administrative expenses increased to $2.1 million for the first quarter of 1999 from $1.9 million in the comparable period of 1998. As a percentage of sales, general and administrative expenses decreased to 5.6% for the first quarter of 1999 compared to 5.9% for the comparable period in 1998. Management expects this amount to be flat or increase slightly, as a dollar amount, but continue to decrease as a percentage of sales during 1999.

Depreciation,  Amortization  and  Restaurant   Opening  Costs.     Depreciation,
amortization and restaurant opening costs consisted of the following:

                                       Thirteen Weeks Ended
                                      ----------------------
                                   March 29, 1998  April 4, 1999
                                   --------------  -------------
                                     (Unaudited)  (Unaudited)

    Depreciation of property and
    equipment .......................$ 1,531,000  $ 1,911,000
    Amortization of intangible
    assets ..........................    137,000      146,000
    Restaurant opening costs ........    200,000      172,000


Depreciation expense increased by approximately $380,000 for the quarter ended April 4, 1999 compared to the quarter ended March 29, 1998. The increase was due to the addition of new restaurants since March 28, 1999, which accounted for $125,000 of the increase, as well as continued capital improvements to existing restaurants.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $552,000 in the first quarter of 1999 from $397,000 in the first quarter of 1998, primarily as a result of additional borrowings under the Company's debt facilities, offset by a lower borrowing rate. In addition, the Company capitalized $62,000 of interest related to new restaurant construction in the most recent quarter compared to $52,000 during the first quarter of 1998.

Income Taxes. Income tax expense was zero for the first quarter of 1999 and 1998 due to the recognition of previously reserved deferred tax assets.

Net Income and Earnings Per Share. Net income increased to $2,764,000 for the first quarter of 1999 from $1,857,000 for the same period in 1998. Net income was 7.5% of total revenues for the first quarter in 1999 compared to 5.7% in the first quarter of 1998. Diluted earnings per share was $0.20 for the first quarter of 1999 compared to $0.12 in the same period of 1998. The increase in net income recorded during the first quarter of fiscal 1999 compared to the same quarter last year is due to higher sales at existing restaurants, the opening of nine new restaurants during 1998 and continued strong cost controls.

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

As of May 3, 1999, the Company has substantially completed the remediation of the identified systems and expects to complete software reprogramming and replacement no later than October 1, 1999. Systems continue to be tested for integration with all significant systems scheduled to be completed by June 30, 1999. Many hardware upgrades were made as part of the Company's continued efforts to upgrade its technology, but no further hardware replacement has been identified as a result of the Year 2000 Issue. As such, the Company is not currently remediating additional hardware. However, the existence of embedded technology is by nature more difficult to identify. While the Company believes that all significant systems are Year 2000 compliant, the Company plans to continue testing its operating equipment.

The Company has deferred other information technology projects due to the Year 2000 Issue. The deferral of these projects is not expected to have a material effect on the Company's financial position or results of operations.

Significant Third Parties. The Company's significant third party business partners consist of suppliers, banks, and service providers. The Company has significant system interfaces with banks, credit card processors and tax filing services. An initial inventory of significant third party business partners has been completed and letters mailed requesting information regarding each parties' Year 2000 compliance status. Additionally, the Company has identified key suppliers and distributors which it intends to meet with and discuss their Year 2000 readiness. The Company is currently developing contingency plans for third party business partners that appear to have substantial Year 2000 operational risks, which may include the change of some suppliers to minimize such risks.

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

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $40.0 million, including a $5.0 million unsecured revolving line of credit. As of May 3, 1999, $32.4 million had been used under these commitments.

Net cash provided by operating activities was $4.1 million for the thirteen weeks ended April 4, 1999, and $1.8 million for the thirteen weeks ended March 29, 1998. Management attributes much of the increase to higher net income and less cash being utilized in the reduction of accrued, acquisition and store closure liabilities.

Net cash used in investing activities was $5.5 million for the thirteen weeks ended April 4, 1999, representing primarily capital expenditures of $6.0 million for the construction of new restaurants and improvements to existing restaurants. This was offset by the sale of assets generating $459,000 in proceeds. This compares to $3.8 million in net cash used in investing activities for the thirteen weeks ended March 29, 1998, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants, offset by the sale of assets generating $1.3 million in proceeds.

Net cash provided by financing activities was $1.6 million for the thirteen weeks ended April 4, 1999, and $2.0 million for the thirteen weeks ended March 29, 1998, representing primarily net borrowings under the Company's debt facilities.

The special charges recorded in 1997 and 1995 included accruals of approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $182,000 during the first quarter of 1999. During the first quarter of 1999, the Company sold one property relating to the special charges which resulted in proceeds of $459,000, and approximated the carrying value of the assets sold. The Company currently has two closed restaurant properties for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such properties will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $72,000 during the first quarter of 1999.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1999, including the planned opening of ten restaurants and the reimaging of 30 to 35 restaurants. Total capital expenditures related to new restaurants are estimated to be $12.0 to $15.0 million. The total for other capital expenditures, including the cost of the reimagings, is estimated to be $6.0 to $8.0 million. Total capital expenditures for 1999 are expected to approximate $18.0 to $23.0 million.

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


Dated:  May 18, 1999     Taco Cabana, Inc.




                         /s/David G. Lloyd

                         David G. Lloyd
                         Senior Vice President, Chief
                         Financial Officer,
                         Secretary and Treasurer




                         Signing on behalf of the registrant
                         and as the principal financial and
                         accounting officer