Form 10-Q
period 1999-07-04
TACO CABANA INC
filed 1999-08-18
CIK 891082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.


                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 1999

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

                 Class        Outstanding at August 6, 1999
              Common Stock          13,412,675 shares



                               TACO CABANA, INC.

                                     INDEX


                                                          Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets at July 4, 1999
    and January 3, 1999                                     2

  Condensed Consolidated Statements of Operations
    for the Thirteen Weeks Ended July 4, 1999 and
    June 28, 1998                                           3

  Condensed Consolidated Statements of Operations
    for the Twenty-Six Weeks Ended July 4, 1999 and
    June 28, 1998                                           4

  Condensed Consolidated Statements of Cash Flows
    for the Twenty-Six Weeks Ended July 4, 1999 and
    June 28, 1998                                           5

  Notes to Condensed Consolidated Financial Statements      6


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations             8

Item 3.  Quantitative and Qualitative Disclosures
  About Market Risk                                        17

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the registrant has no reportable events in relation to the items

Item 6. Exhibits and Reports on Form 8-K                   18

Signature                                                  19

                               TACO CABANA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                           January 3,     July 4,
                                              1999         1999
                                           ----------- -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents................. $   719,000 $ 1,199,000
Receivables, net..........................     438,000     368,000
Inventory.................................   2,273,000   2,320,000
Prepaid expenses..........................   3,128,000   3,213,000
Federal income taxes receivable...........     200,000     200,000
                                           ----------- -----------
Total current assets......................   6,758,000   7,300,000

PROPERTY AND EQUIPMENT, net...............  72,250,000  78,490,000
NOTES RECEIVABLE..........................     258,000     291,000
INTANGIBLE ASSETS, net....................  10,724,000  10,432,000
OTHER ASSETS..............................     212,000     248,000
                                           ----------- -----------
TOTAL..................................... $90,202,000 $96,761,000
                                           =========== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable.......................... $ 5,362,000 $ 4,312,000
Accrued liabilities.......................   5,265,000   6,235,000
Current maturities of long-term debt and
  capital leases..........................   5,704,000   3,946,000
Line of credit............................   3,550,000   2,320,000
                                           ----------- -----------
Total current liabilities.................  19,881,000  16,813,000

LONG-TERM OBLIGATIONS, net of current maturities:

Capital leases............................   2,140,000   2,024,000
Long-term debt............................  18,930,000  22,807,000
                                           ----------- -----------
Total long-term obligations...............  21,070,000  24,831,000

ACQUISITION AND CLOSED RESTAURANT
  LIABILITIES.............................   7,713,000   6,550,000
DEFERRED LEASE PAYMENTS...................     761,000     748,000
STOCKHOLDERS' EQUITY:
Common stock..............................     159,000     134,000
Additional paid-in capital................  98,056,000  84,607,000
Retained deficit.......................... (43,544,000)(36,922,000)
Treasury stock, at cost (2,576,937 shares
at January 3, 1999)....................... (13,894,000)          -
                                           ----------- -----------
  Total stockholders' equity..............  40,777,000  47,819,000
                                           ----------- -----------
TOTAL..................................... $90,202,000 $96,761,000
                                           =========== ===========
See Notes to Condensed Consolidated Financial Statements.

                               TACO CABANA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                         For the Thirteen Weeks Ended
                                         ----------------------------
                                             June 28,     July 4,
                                               1998        1999
                                            ----------- -----------
REVENUES:
Restaurant sales..........................  $36,206,000 $41,321,000
Franchise fees and royalty income.........       86,000      96,000
                                            ----------- -----------
Total revenues............................   36,292,000  41,417,000
                                            ----------- -----------
COSTS AND EXPENSES:
Restaurant cost of sales..................   10,829,000  12,509,000
Labor.....................................    9,738,000  11,413,000
Occupancy.................................    1,958,000   2,063,000
Other restaurant operating costs..........    6,093,000   6,649,000
General and administrative................    1,954,000   1,911,000
Depreciation, amortization and restaurant
  opening costs...........................    1,974,000   2,450,000
                                            ----------- -----------
Total costs and expenses..................   32,546,000  36,995,000
                                            ----------- -----------
INCOME FROM OPERATIONS....................    3,746,000   4,422,000
                                            ----------- -----------
INTEREST EXPENSE, NET.....................     (449,000)   (565,000)
                                            ----------- -----------
INCOME BEFORE INCOME TAXES................    3,297,000   3,857,000

INCOME TAX EXPENSE........................            -           -
                                            ----------- -----------
NET INCOME................................  $ 3,297,000 $ 3,857,000
                                            =========== ===========
BASIC EARNINGS PER SHARE..................  $      0.22 $      0.29
                                            =========== ===========
BASIC WEIGHTED SHARES OUTSTANDING.........   14,768,266  13,393,833
                                            =========== ===========
DILUTED EARNINGS PER SHARE................  $      0.22  $     0.28
                                            =========== ===========
DILUTED WEIGHTED SHARES OUTSTANDING.......   15,091,502  13,804,626
                                            =========== ===========



           See Notes to Condensed Consolidated Financial Statements.

                               TACO CABANA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                        For the Twenty-Six Weeks Ended
                                        ------------------------------
                                             June 28,     July 4,
                                               1998        1999
                                            ----------- ----------
REVENUES:
Restaurant sales..........................  $68,528,000 $78,158,000
Franchise fees and royalty income.........      171,000     170,000
                                            ----------- -----------
Total revenues............................   68,699,000  78,328,000
                                            ----------- -----------
COSTS AND EXPENSES:
Restaurant cost of sales..................   20,621,000  23,436,000
Labor.....................................   18,410,000  21,541,000
Occupancy.................................    3,865,000   4,073,000
Other restaurant operating costs..........   12,095,000  12,900,000
General and administrative................    3,867,000   3,961,000
Depreciation, amortization and restaurant
  opening costs...........................    3,842,000   4,679,000
                                            ----------- -----------
Total costs and expenses..................   62,700,000  70,590,000
                                            ----------- -----------
INCOME FROM OPERATIONS....................    5,999,000   7,738,000
                                            ----------- -----------
INTEREST EXPENSE, NET.....................     (845,000) (1,116,000)
                                            ----------- -----------
INCOME BEFORE INCOME TAXES................    5,154,000   6,622,000

INCOME TAX EXPENSE........................            -           -
                                            ----------- -----------
NET INCOME................................  $ 5,154,000 $ 6,622,000
                                            =========== ===========
BASIC EARNINGS PER SHARE..................  $      0.35 $      0.50
                                            =========== ===========
BASIC WEIGHTED SHARES OUTSTANDING.........   14,797,202  13,372,337
                                            =========== ===========
DILUTED EARNINGS PER SHARE................  $      0.34 $      0.48
                                            =========== ===========
DILUTED WEIGHTED SHARES OUTSTANDING.......   15,069,175  13,759,132
                                            =========== ===========



           See Notes to Condensed Consolidated Financial Statements.

                               TACO CABANA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                        For the Twenty-Six Weeks Ended
                                        ------------------------------
                                              June 28,     July 4,
                                                1998         1999
                                            ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................  $ 5,154,000 $ 6,622,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization.........    3,445,000   4,235,000
    Capitalized interest..................      (77,000)    (85,000)
    Changes in operating working
    capital items.........................   (1,692,000) (1,007,000)
                                            ----------- -----------
Net cash provided by operating activities.    6,830,000   9,765,000
                                            ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment........  (12,209,000)(10,937,000)
Proceeds from the sale of property
  and equipment...........................    1,955,000     459,000
                                            ----------- -----------
Net cash used for investing activities....  (10,254,000)(10,478,000)
                                            ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit.............    6,685,000   8,404,000
Principal payments under long-term debt and
  line of credit..........................   (1,378,000) (7,528,000)
Principal payments under capital leases...      (92,000)   (103,000)
Purchase of treasury stock................   (1,653,000)          -
Exercise of stock options.................      208,000     420,000
                                            ----------- -----------
Net cash provided by financing activities.    3,770,000   1,193,000
                                            ----------- -----------
NET INCREASE IN CASH......................      346,000     480,000

CASH AND CASH EQUIVALENTS,
  beginning of period.....................      339,000     719,000
                                            ----------- -----------
CASH AND CASH EQUIVALENTS, end of period..  $   685,000 $ 1,199,000
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

The following table sets forth the computation of basic and diluted earnings per share:

                                  13 Weeks Ended         26 Weeks Ended
                             ----------------------- ------------------------
                                June 28,  July 4,      June 28,     July 4,
                                 1998      1999          1998      1999

Numerator for basic and diluted earnings
per share - net income.....   $3,297,000  $3,857,000  $5,154,000   $6,622,000

Denominator:
  Denominator for basic earnings per share:
    Weighted-average shares   14,768,266  13,393,833  14,797,202   13,372,337

  Effect of dilutive securities:
    Employee stock options.      323,236     410,793     271,973      386,795
                              ----------  ----------  ----------   ----------
Denominator for diluted earnings per share:
  Adjusted weighted-average and assumed
  conversions..............   15,091,502  13,804,626  15,069,175   13,759,132
                              ==========  ==========  ==========   ==========

Basic earnings per share...   $     0.22  $     0.29  $     0.35   $     0.50
                              ==========  ==========  ==========   ==========
Diluted earnings per share.   $     0.22  $     0.28  $     0.34   $     0.48
                              ==========  ==========  ==========   ==========



4.   Supplemental Disclosure of Cash Flow Information


                                       Twenty-Six Weeks Ended
                                      ------------------------
                                       June 28,      July 4,
                                         1998         1999
                                      -----------  -----------
                                      (Unaudited)  (Unaudited)

    Cash paid for interest .........   $ 810,000  $ 1,097,000
    Interest capitalized on
    construction costs .............      77,000       85,000




5.   Supplemental Disclosure of Noncash Investing and Financing Activities

During 1999 assets having a net book value of $439,000 were disposed of and charged to acquisition and closed restaurant liabilities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio, Texas. As of August 6, 1999, the Company had 107 Company-owned restaurants and 10 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and royalty income currently contributing less than 1% of total revenues.

During the twenty-six weeks ended July 4, 1999, the Company opened six and closed two Company-owned restaurants. Subsequent to July 4, 1999, the Company opened one restaurant.

The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain operating statement data. The table also sets forth certain restaurant data for the periods indicated.


                              13 Weeks Ended    26 Weeks Ended
                             ----------------  -----------------
                             June 28, July 4,  June 28,  July 4,
                               1998    1999      1998     1999
                             -------- -------  -------- --------
Operating Statement Data:
REVENUES:
  Restaurant sales.........    99.8%    99.8%     99.8%    99.8%
  Franchise fees and
  royalty income...........     0.2      0.2       0.2      0.2
                              -----    -----     -----    -----
  Total revenues...........   100.0%   100.0%    100.0%   100.0%
                              =====    =====     =====    =====
COSTS AND EXPENSES:
  Restaurant cost of sales (1) 29.9%    30.3%     30.1%    30.0%
  Labor (1)................    26.9     27.6      26.9     27.6
  Occupancy (1)............     5.4      5.0       5.6      5.2
  Other restaurant operating
  costs (1)................    16.8     16.1      17.6     16.5
  General and administrative    5.4      4.6       5.6      5.1
  Depreciation, amortization and
    restaurant opening costs    5.4      5.9       5.6      6.0
                              -----    -----     -----    -----
INCOME FROM OPERATIONS.....    10.3     10.7       8.7      9.9

INTEREST EXPENSE, net......    (1.2)    (1.4)     (1.2)    (1.4)
                              -----    -----     -----    -----
INCOME BEFORE
  INCOME TAXES.............     9.1      9.3       7.5      8.5

INCOME TAX EXPENSE.........       -        -         -        -
                              -----    -----     -----    -----
NET INCOME.................     9.1%     9.3%      7.5%     8.5%
                              =====    =====     =====    =====
Restaurant Data:
Company-owned restaurants:
  Beginning of period......     99      103        98      102
  Opened...................      3        4         6        6
  Closed...................     (1)      (1)       (3)      (2)
                               ---      ---       ---      ---
  End of period............    101      106       101      106

Franchised (2) and joint-venture
  owned restaurants:.......     10       10        10       10
                               ---      ---       ---      ---
Total restaurants:.........    111      116       111      116
                               ===      ===       ===      ===
(1)      Percentage is calculated based upon restaurant sales.
(2)      Excludes Two Pesos licensed restaurants.

The Thirteen Weeks Ended July 4, 1999 Compared to the Thirteen Weeks Ended June 28, 1998

Restaurant Sales. Restaurant sales increased by $5.1 million, or 14%, to $41.3 million for the second quarter of 1999 from $36.2 million for the second quarter in 1998. The increase is due to an increase in sales at existing restaurants and the opening of new restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 4.7%. Management attributes the increase to several factors including a more consistent marketing program, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program, a price increase of approximately 2% and the continued opening of higher than average volume restaurants. Sales from restaurants opened after June 28, 1998 accounted for an increase of $3.9 million. This increase was offset by sales of $765,000 from restaurants which were closed after June 28, 1998.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, increased to 30.3% in the second quarter of 1999 from 29.9% for the second quarter of 1998. The increase was due primarily to anticipated seasonal changes in the product mix. Management expects cost of sales as a percentage of restaurant sales to decrease compared to the prior year for the remainder of 1999.

Labor. Labor costs calculated as a percentage of restaurant sales increased to 27.6% during the second quarter of 1999 from 26.9% for the same period in 1998. The increase is primarily due to management's continued commitment to increased staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects the percentage to be flat to slightly up compared to the prior year for the remainder of 1999.

Occupancy. Occupancy costs increased by $105,000 during the second quarter of 1999 compared to the second quarter of 1998. The increase is primarily due to the opening of new restaurants during 1999. As a percentage of restaurant sales, occupancy costs decreased to 5.0% in the second quarter of 1999 compared to 5.4% in the second quarter of 1998. Management expects the dollar amount to increase in 1999 due to new openings, although it should continue to decrease as a percentage of sales.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $6.6 million in the second quarter of 1999 compared to $6.1 million in the second quarter of 1998. As a percentage of restaurant sales, other restaurant operating costs decreased to 16.1% for the second quarter of 1999 compared to 16.8% for the second quarter of 1998. The decrease as a percentage of sales is primarily due to leverage from higher average sales along with a relatively flat dollar amount per store open. Management expects the favorable comparisons as a percentage of sales to continue during 1999.

General and Administrative. General and administrative expenses decreased $43,000 during the second quarter of 1999 compared to the second quarter of 1998. As a percentage of sales, general and administrative expenses decreased to 4.6% for the second quarter of 1999 compared to 5.4% in the same period of 1998. Management expects this dollar amount to remain constant or increase slightly during the remainder of 1999, although it should continue to decrease as a percentage of sales.

Depreciation,  Amortization  and  Restaurant   Opening  Costs.     Depreciation,
amortization and restaurant opening costs consisted of the following:

                                       Thirteen Weeks Ended
                                     -----------------------
                                       June 28,     July 4,
                                         1998         1999
                                     ----------- ------------
                                     (Unaudited)  (Unaudited)

    Depreciation of property and
    equipment .......................$ 1,632,000  $ 2,032,000
    Amortization of intangible
    assets ..........................    146,000      147,000
    Restaurant opening costs ........    196,000      271,000


Depreciation expense increased by $400,000 for the quarter ended July 4, 1999 compared to the quarter ended June 28, 1998. The increase was due to the addition of new restaurants as well as continued capital improvements to existing restaurants. Restaurants opened after March 29, 1998 accounted for $182,000 of the increase. Restaurant opening costs increased by $75,000 during the second quarter of 1999 compared to the same period in 1998, primarily due to the opening of four Company owned restaurants during the second quarter of 1999 compared to three openings during second quarter 1998.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $565,000 in the second quarter of 1999 from $449,000 in the second quarter of 1998, primarily as a result of additional borrowings under the Company's debt facilities. The Company capitalized $23,000 of interest related to new restaurant construction in the most recent quarter compared to $25,000 during the second quarter of 1998.

Income Taxes. Income tax expense was zero for the second quarter of 1999 and 1998 due to the recognition of previously reserved deferred tax assets.

Net Income and Earnings Per Share. Net income increased to $3.9 million for the second quarter of 1999 from $3.3 million for the same period in 1998. Net income was 9.3% of total revenues for the second quarter in 1999 compared to 9.1% in the second quarter of 1998. Diluted earnings per share was $0.28 for the second quarter of 1999 compared to $0.22 in the same period of 1998. The increase in earnings per share during the second quarter of fiscal 1999 compared to the same quarter last year is due to higher sales at existing restaurants, the opening of new restaurants, continued strong cost controls and a reduction in the number of shares outstanding.

The Twenty-Six Weeks Ended July 4, 1999 Compared to the Twenty-Six Weeks Ended June 28, 1998

Restaurant Sales. Restaurant sales increased by $9.6 million, or 14%, to $78.2 million for the twenty-six weeks ended July 4, 1999 from $68.5 million for the comparable period in 1998. The increase is due to an increase in sales at existing restaurants and the opening of new restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 5.5%. Management attributes the increase to several factors including a more consistent marketing program, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program, a price increase of approximately 2% and the continued opening of higher than average volume restaurants. Sales from restaurants opened after June 28, 1998 accounted for an increase of $5.5 million. This increase was offset by sales from restaurants which were closed after June 28, 1998 of $1.4 million.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.0% during the twenty-six weeks ended July 4, 1999 from 30.1% for same period in 1998. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs, offset by anticipated seasonal changes in the product mix. Management expects cost of sales as a percentage of sales to decrease compared to the prior year for the remainder of 1999.

Labor. Labor costs calculated as a percentage of restaurant sales increased to 27.6% for the twenty-six weeks ended July 4, 1999 from 26.9% for the same period in 1998. The increase is primarily due to management's continued commitment to increased staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects the percentage to be flat to slightly up for the remainder of 1999.

Occupancy.  Occupancy costs  increased by $208,000  during the twenty-six  weeks ended July 4, 1999 compared to the same period in 1998. The increase is primarily due to the opening of new restaurants. As a percentage of restaurant sales, occupancy costs decreased to 5.2% for the twenty-six weeks ended July 4, 1999 compared to 5.6% for the same period in 1998. Management expects the dollar amount to increase due to new openings but to continue to decrease as a percentage of sales.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $12.9 million in the twenty-six weeks ended July 4, 1999 compared to $12.1 million in the same period of 1998. As a percentage of restaurant sales, other restaurant operating costs decreased to 16.5% for the twenty-six weeks ended July 4, 1999 compared to 17.6% for the same period in 1998. The decrease as a percentage of sales is primarily due to leverage from higher than average sales along with a relatively flat dollar amount per store open. Management expects the favorable comparisons as a percentage of sales to continue during 1999.

General and Administrative. General and administrative expenses increased to $4.0 million for the twenty-six weeks ended July 4, 1999 from $3.9 million in the comparable period of 1998. As a percentage of sales, general and administrative expenses decreased to 5.1% for the twenty-six weeks ended July 4, 1999 compared to 5.6% for the same period in 1998. Management expects this amount to continue to decrease, as a percentage of sales, throughout the remainder of 1999.

Depreciation,  Amortization  and  Restaurant   Opening  Costs.     Depreciation,
amortization and restaurant opening costs consisted of the following:

                                      Twenty-Six Weeks Ended
                                     ------------------------
                                       June 28,     July 4,
                                         1998         1999
                                     ----------- ------------
                                     (Unaudited)  (Unaudited)

    Depreciation of property and
    equipment .......................$ 3,163,000  $ 3,943,000
    Amortization of intangible
    assets ..........................    283,000      293,000
    Restaurant opening costs ........    396,000      443,000


Depreciation expense increased by $780,000 for the twenty-six weeks ended July 4, 1999 compared to the same period in 1998. The increase was due to the addition of new restaurants as well as continued capital improvements on existing restaurants. Restaurants opened after January 1, 1998 accounted for $357,000 of the increase.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $1.1 million during the twenty-six weeks ended July 4, 1999 from $845,000 in the same period of 1998, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $85,000 of interest related to new restaurant construction during the twenty-six weeks ended July 4, 1999 compared to $77,000 during the same period in 1998.

Income Taxes. Income tax expense was zero for the twenty-six weeks ended July 4, 1999 and for the same period in 1998 due to the recognition of previously reserved deferred tax assets.

Net Income and Earnings Per Share. Net income increased to $6.6 million for the twenty-six weeks ended July 4, 1999 from $5.2 million for the same period in 1998. Net income was 8.5% of total revenues for the twenty-six weeks ended July 4, 1999 compared to 7.5% in the same period of 1998. Diluted earnings per share was $0.48 for the twenty-six weeks ended July 4, 1999 compared to $0.34 in the same period of 1998. The increase in earnings per share during the twenty-six weeks ended July 4, 1999 compared to the same period last year is due to higher sales at existing restaurants, the opening of new restaurants, continued strong cost controls, and a reduction in the number of shares outstanding.

Year 2000 Issue

Description. The Company relies to a large extent on computer technology to carry out its day-to-day operations. Many software products in the marketplace are only able to recognize a two digit year date and therefore will recognize a date using "00" as the year 1900 instead of the year 2000 (the " Year 2000 Issue"). This problem could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary
inability  to  process  transactions  or  engage  in  similar  normal   business
activities.

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

As of August 3, 1999, the Company has substantially completed the remediation of the identified systems and expects to complete software reprogramming and replacement no later than October 1, 1999. Systems continue to be tested for integration and will continue to be tested until December 31, 1999. Many hardware upgrades were made as part of the Company's continued efforts to upgrade its technology, but no further hardware replacement has been identified as a result of the Year 2000 Issue. As such, the Company is not currently remediating additional hardware. However, the existence of embedded technology is by nature more difficult to identify. While the Company believes that all significant systems are Year 2000 compliant, the Company plans to continue testing its operating equipment.

The Company has deferred other information technology projects due to the Year 2000 Issue. The deferral of these projects is not expected to have a material effect on the Company's financial position or results of operations.

Significant Third Parties. The Company's significant third party business partners consist of suppliers, banks and service providers. The Company has significant system interfaces with banks, credit card processors and tax filing services. An initial inventory of significant third party business partners has been completed and letters have been mailed requesting information regarding each parties' Year 2000 compliance status. Additionally, the Company has identified and met with key suppliers and distributors and discussed their Year 2000 readiness. The Company is currently developing contingency plans for third party business partners that appear to have substantial Year 2000 operational risks, which may include the change of some suppliers to minimize such risks.

Costs. The Company will use both internal and external resources to reprogram, or replace, and test software for Year 2000 Issue modifications. The total cost of the Year 2000 Issue project is estimated to be approximately $600,000, of which the Company has incurred $520,000 relating to the purchase of new software. The costs relating to the Year 2000 Issue are being financed through operating cash flows and borrowings from the Company's available credit facilities. Of the total project cost, the majority is attributable to the purchase of new software, which has been capitalized. The remaining amount, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the costs the Company has incurred and expensed relating to the assessment of, and preliminary efforts in connection with, its Year 2000 Issue and the development of a remediation plan have not had a material effect on the results of operations.

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

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $40.0 million, including a $5.0 million unsecured revolving line of credit. As of August 6, 1999, the aggregate outstanding balance under these commitments was $27.1 million.

Net cash provided by operating activities was $9.8 million for the twenty-six weeks ended July 4, 1999, and $6.8 million for the twenty-six weeks ended June 28, 1998.

Net cash used in investing activities was $10.5 million for the twenty-six weeks ended July 4, 1999 representing primarily capital expenditures of $10.9 million for the construction of new restaurants and improvements to existing restaurants. This was offset by the sale of assets generating $459,000 in proceeds. This compares to $10.3 million in net cash used in investing activities for the twenty-six weeks ended June 28, 1998, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants, offset by the sale of assets generating $2.0 million in proceeds.

Net cash provided by financing activities was $1.2 million for the twenty-six weeks ended July 4, 1999 representing primarily net draws from the Company's debt facilities. This compares to $3.8 million in net cash provided by financing activities for the twenty-six weeks ended June 28, 1998 representing primarily net draws on the Company's debt facilities, offset by the purchase of $1.7 million in treasury stock.

The special charges recorded in 1997 and 1995 included accruals of approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $398,000 during the twenty-six weeks ended July 4, 1999. During the twenty-six weeks ended July 4, 1999, the Company sold one property relating to the special charges which resulted in proceeds of $459,000, and approximated the carrying value of the assets sold. The Company currently has two closed restaurant properties for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such property will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of the property. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $139,000 during the twenty-six weeks ended July 4, 1999.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 1999 including the planned opening of ten restaurants, seven of which have been opened at August 6, 1999, and the reimaging of 30 restaurants, 21 of which have been reimaged to date. Total capital expenditures related to new restaurants are estimated to be $12.0 to $15.0 million. The total for other capital expenditures, including the cost of the reimagings, is estimated to be $6.0 to $8.0 million. Total capital expenditures for 1999 are expected to approximate $18.0 to $23.0 million.

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

Forward-Looking Statements

Statements in  this  quarterly  report concerning  Taco  Cabana  which  are  (a)
projections of revenues, costs, including trends in cost of sales, labor and general and administrative costs or other financial items, (b) statements of plans and objectives for future operations, specifically statements regarding planned restaurant openings and reimages as well as share repurchases and cash flows, (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes will differ, often materially, from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices of commodities and supplies that the Company utilizes; actions of our customers and competitors; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's exposure to interest rate risk currently consists of its notes payable and outstanding line of credit. The Company has notes payable and a line of credit which bear interest at the lesser of the London Interbank Offer Rate plus 2.25% or the prime rate. The aggregate balance outstanding of these notes and the line of credit as of August 6, 1999 was $27.1 million. The
Company also has a note payable which bears interest at the prime rate. The outstanding balance of this note as of August 6, 1999 was $1.1 million. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the notes payable and line of credit as of August 6, 1999 would be immaterial.

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


Dated: August 18, 1999        Taco Cabana, Inc.





                         /s/David G. Lloyd
                         David G. Lloyd
                         Senior Vice President, Chief Financial Officer, Secretary and Treasurer



                         Signing on behalf of the registrant and as the principal financial and accounting officer