Form 10-Q
period 1999-10-03
TACO CABANA INC
filed 1999-11-16
CIK 891082

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.


                               FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 1999

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


                 Class       Outstanding at November 5, 1999
              Common Stock          13,096,950 shares















                           TACO CABANA, INC.

                                 INDEX


                                                                 Page
                                                                Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets at October 3, 1999
    and January 3, 1999                                            2

  Condensed Consolidated Statements of Operations for the Thirteen
    Weeks Ended October 3, 1999 and September 27, 1998             3

  Condensed Consolidated Statements of Operations for the Thirty-Nine
    Weeks Ended October 3, 1999 and September 27, 1998             4

  Condensed Consolidated Statements of Cash Flows for the Thirty-Nine
    Weeks Ended October 3, 1999 and September 27, 1998             5

  Notes to Condensed Consolidated Financial Statements           6-7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                           8-17


Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                     17


PART II.  OTHER INFORMATION

Items 1, 2, 3 and 5 have been omitted since the registrant has no reportable events in relation to these items

Item 4. Submission of Matters to a Vote of Security Holders       18

Item 6. Exhibits and Reports on Form 8-K                          18

Signature                                                         19

                           TACO CABANA, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                               January 3,    October 3,
                                                  1999          1999
                                              -----------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................    $   719,000   $  1,637,000
Receivables, net..........................        438,000        503,000
Inventory.................................      2,273,000      2,375,000
Prepaid expenses..........................      3,128,000      3,309,000
Federal income taxes receivable...........        200,000        200,000
                                              -----------   ------------
Total current assets......................      6,758,000      8,024,000

PROPERTY AND EQUIPMENT, net...............     72,250,000     82,682,000
NOTES RECEIVABLE..........................        258,000        285,000
INTANGIBLE ASSETS, net....................     10,724,000     10,285,000
OTHER ASSETS..............................        212,000        268,000
                                              -----------   ------------
TOTAL.....................................    $90,202,000   $101,544,000
                                              ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable..........................   $  5,362,000   $  4,469,000
Accrued liabilities.......................      5,265,000      6,376,000
Current maturities of long-term debt and
  capital leases..........................      5,704,000      3,119,000
Line of credit............................      3,550,000      2,155,000
                                              -----------   ------------
Total current liabilities.................     19,881,000     16,119,000

LONG-TERM OBLIGATIONS, net of current maturities:

Capital leases............................      2,140,000      1,963,000
Long-term debt............................     18,930,000     25,910,000
                                              -----------   ------------
Total long-term obligations...............     21,070,000     27,873,000

ACQUISITION AND CLOSED RESTAURANT LIABILITIES   7,713,000      6,773,000
DEFERRED LEASE PAYMENTS...................        761,000        781,000
STOCKHOLDERS' EQUITY:
Common stock..............................        159,000        134,000
Additional paid-in capital................     98,056,000     84,711,000
Retained deficit..........................    (43,544,000)   (33,268,000)
Treasury stock, at cost (2,576,937 shares
  at January 3, 1999 and 192,700 shares at
  October 3, 1999)........................    (13,894,000)    (1,579,000)
                                              -----------   ------------
  Total stockholders' equity..............     40,777,000     49,998,000
                                              -----------   ------------
TOTAL.....................................    $90,202,000   $101,544,000
                                              ===========   ============

         See Notes to Condensed Consolidated Financial Statements.

                           TACO CABANA, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              (UNAUDITED)


                                          For the Thirteen Weeks Ended
                                          ----------------------------
                                              September 27, October 3,
                                                  1998        1999
                                              ------------  ----------
REVENUES:
Restaurant sales..........................   $36,176,000     $41,359,000
Franchise fees and royalty income.........        94,000          90,000
                                             -----------     -----------
Total revenues............................    36,270,000      41,449,000
                                             -----------     -----------
COSTS AND EXPENSES:
Restaurant cost of sales..................    11,102,000      12,539,000
Labor.....................................     9,599,000      11,245,000
Occupancy.................................     1,966,000       2,094,000
Other restaurant operating costs..........     6,259,000       6,953,000
General and administrative................     1,911,000       1,915,000
Depreciation, amortization and restaurant
opening costs.............................     1,995,000       2,462,000
                                             -----------     -----------
Total costs and expenses..................    32,832,000      37,208,000
                                             -----------     -----------
INCOME FROM OPERATIONS....................     3,438,000       4,241,000
                                             -----------     -----------
INTEREST EXPENSE, NET.....................      (543,000)       (586,000)
                                             -----------     -----------
INCOME BEFORE INCOME TAXES................     2,895,000       3,655,000

INCOME TAX EXPENSE........................             -               -
                                             -----------     -----------
NET INCOME................................   $ 2,895,000     $ 3,655,000
                                             ===========     ===========
BASIC EARNINGS PER SHARE..................   $      0.20     $      0.27
                                             ===========     ===========
BASIC WEIGHTED SHARES OUTSTANDING.........    14,186,259      13,392,151
                                             ===========     ===========
DILUTED EARNINGS PER SHARE.................  $      0.20     $      0.27
                                             ===========     ===========
DILUTED WEIGHTED SHARES OUTSTANDING........   14,305,200      13,776,090
                                             ===========     ===========

      See Notes to Condensed Consolidated Financial Statements.

                           TACO CABANA, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              (UNAUDITED)


                                        For the Thirty-Nine Weeks Ended
                                        -------------------------------
                                              September 27,  October 3,
                                                  1998          1999
                                              -----------   -----------
REVENUES:
Restaurant sales..........................  $104,704,000    $119,516,000
Franchise fees and royalty income.........       265,000         260,000
                                            ------------    ------------
Total revenues............................   104,969,000     119,776,000
                                            ------------    ------------
COSTS AND EXPENSES:
Restaurant cost of sales..................    31,723,000      35,975,000
Labor.....................................    28,009,000      32,785,000
Occupancy.................................     5,830,000       6,167,000
Other restaurant operating costs..........    18,355,000      19,853,000
General and administrative................     5,777,000       5,876,000
Depreciation, amortization and restaurant
opening costs.............................     5,837,000       7,142,000
                                            ------------    ------------
Total costs and expenses..................    95,531,000     107,798,000
                                            ------------    ------------
INCOME FROM OPERATIONS....................     9,438,000      11,978,000
                                            ------------    ------------
INTEREST EXPENSE, NET.....................    (1,389,000)     (1,702,000)
                                            ------------    ------------
INCOME BEFORE FOR INCOME TAXES............     8,049,000      10,276,000

INCOME TAX EXPENSE........................             -               -
                                            ------------    ------------
NET INCOME...............................    $ 8,049,000     $10,276,000
                                            ============    ============
BASIC EARNINGS PER SHARE.................    $      0.55     $      0.77
                                            ============    ============
BASIC WEIGHTED SHARES OUTSTANDING.........    14,593,555      13,378,942
                                            ============    ============
DILUTED EARNINGS PER SHARE................   $      0.55     $      0.75
                                            ============    ============
DILUTED WEIGHTED SHARES OUTSTANDING.......    14,746,499      13,760,243
                                            ============    ============



       See Notes to Condensed Consolidated Financial Statements.

                           TACO CABANA, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                         For the Thirty-Nine Weeks Ended
                                         -------------------------------
                                              September 27,  October 3,
                                                  1998          1999
                                              ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................    $8,049,000     $10,276,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization.........     5,375,000       6,471,000
    Capitalized interest..................       (94,000)       (107,000)
    Changes in operating working
    capital items.........................    (2,568,000)     (1,202,000)
                                              ----------      ----------
Net cash provided by operating activities.    10,762,000      15,438,000
                                              ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment........    (16,987,000)   (17,624,000)
Proceeds from the sale of property and
equipment.................................      3,195,000      1,337,000
                                               ----------     ----------
Net cash used for investing activities....    (13,792,000)   (16,287,000)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable
  and draws on line of credit.............    11,130,000      11,404,000
Principal payments under long-term debt
and line of credit........................    (1,967,000)     (8,422,000)
Principal payments under capital leases...      (141,000)       (159,000)
Purchase of treasury stock................    (5,748,000)     (1,579,000)
Exercise of stock options.................       220,000         523,000
                                              ----------      ----------
Net cash provided by financing activities.     3,494,000       1,767,000
                                              ----------      ----------
NET INCREASE IN CASH......................       464,000         918,000

CASH AND CASH EQUIVALENTS, beginning of
period....................................       339,000         719,000
                                              ----------      ----------
CASH AND CASH EQUIVALENTS, end of period..    $  803,000      $1,637,000
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

2.  Stockholders' Equity

The Company's Board of Directors previously approved plans to repurchase up to a total of 4,000,000 shares of the Company's Common Stock. Through the first quarter of 1999, the Company had repurchased 2,585,000 shares with an aggregate cost of $13.9 million. During the first quarter of 1999, the Company retired all shares held as treasury shares. The cost of retired shares in excess of par value has been charged to additional paid in capital. Subsequent to the first quarter, the Company repurchased an additional 192,700 shares at an aggregate cost of $1,579,000, which as of October 3, 1999 were held as treasury stock. The timing, price, quantity and manner of any future purchases will be made at the discretion of management and will depend upon market conditions.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                13 Weeks Ended          39 Weeks Ended
                         -----------------------   -----------------------
                         September 27, October 3,  September 27, October 3,
                              1998        1999         1998         1999
                           ----------   --------    -----------   --------
Numerator for basic and
diluted earnings per share:
Net income                 $2,895,000  $3,655,000   $8,049,000 $10,276,000

Denominator for basic
earnings per share:
  Weighted-average shares  14,186,259  13,392,151   14,593,555  13,378,942

Effect of dilutive securities:
  Employee stock options      118,941     383,939      152,944     381,301
                           ----------  ----------    ---------  ----------

Denominator for diluted earnings per share:
Adjusted weighted-average
  shares and assumed
  conversions              14,305,200  13,776,090    14,746,499 13,760,243
                           ==========  ==========    ========== ==========
Basic earnings per share   $     0.20  $     0.27    $     0.55 $     0.77
                           ==========  ==========    ========== ==========
Diluted earnings per share $     0.20  $     0.27    $     0.55 $     0.75
                           ==========  ==========    ========== ==========



4.   Supplemental Disclosure of Cash Flow Information


                                            Thirty-Nine Weeks Ended
                                          ---------------------------
                                        September 27,      October 3,
                                            1998              1999
                                        ------------      -----------
                                         (Unaudited)       (Unaudited)

    Cash paid for interest .........       $1,313,000      $1,656,000
    Interest capitalized on
    construction costs .............           94,000         107,000



5.   Supplemental Disclosure of Noncash Investing and Financing
     Activities

During 1999 assets having a net book value of $439,000 were disposed of and charged to acquisition and closed restaurant liabilities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio, Texas. As of November 5, 1999, the Company had 109 Company-owned restaurants and 10 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and royalty income currently contributing less than 1% of total revenues.

During the thirty-nine weeks ended October 3, 1999, the Company opened eight and closed two Company-owned restaurants. Subsequent to October 3, 1999, the Company opened one restaurant.

The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain operating statement data. The table also sets forth certain restaurant data for the periods indicated.


                            13 Weeks Ended           39 Weeks Ended
                       -----------------------   ----------------------
                        September 27,October 3, September 27,October 3,
                            1998        1999         1998      1999
                         ----------  --------    ----------- ---------
Operating Statement Data:
REVENUES:
  Restaurant sales.......    99.7%       99.8%       99.7%      99.8%
  Franchise fees and
  royalty income.........     0.3         0.2         0.3        0.2
                            -----       -----       -----      -----
  Total revenues.........   100.0%      100.0%      100.0%     100.0%
                            =====       =====       =====      =====
COSTS AND EXPENSES:
  Restaurant cost of
  sales (1)..............    30.7%       30.3%       30.3%      30.1%
  Labor (1)..............    26.5        27.2        26.8       27.4
  Occupancy (1)..........     5.4         5.1         5.6        5.2
  Other restaurant operating
  costs (1)..............    17.3        16.8        17.5       16.6
  General and administrative  5.3         4.6         5.5        4.9
  Depreciation, amortization and
    restaurant opening costs  5.5         5.9         5.6        6.0
                            -----       -----       -----      -----
INCOME FROM OPERATIONS...     9.5        10.2         9.0       10.0

INTEREST EXPENSE, net....    (1.5)       (1.4)       (1.3)      (1.4)
                            -----       -----       -----      -----
INCOME BEFORE
  INCOME TAXES...........     8.0         8.8         7.7        8.6

INCOME TAX EXPENSE.......       -           -           -          -
                            -----       -----       -----      -----
NET INCOME...............     8.0%        8.8%        7.7%       8.6%
                            =====       =====       =====      =====
Restaurant Data:

Company-owned restaurants:
  Beginning of period....     101         106          98        102
  Opened.................       1           2           7          8
  Closed.................      (1)          -          (4)        (2)
                            -----       -----       -----      -----
  End of period..........     101         108         101        108

Franchised (2) restaurants:    10          10          10         10
                            -----       -----       -----      -----
Total restaurants:.......     111         118         111        118
                            =====       =====       =====      =====

(1)      Percentage is calculated based upon restaurant sales.
(2)      Excludes Two Pesos licensed restaurants.

The Thirteen Weeks Ended October 3, 1999 Compared to the Thirteen Weeks Ended September 27, 1998

Restaurant Sales. Restaurant sales increased by $5.2 million, or 14%, to $41.4 million for the third quarter of 1999 from $36.2 million for the third quarter of 1998. The increase was due primarily to an increase in sales at existing restaurants and the opening of new restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 5.2%. Management attributes the increase to several factors including a more consistent marketing program, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program and a price increase of approximately 2%. Sales from restaurants opened after September 27, 1998 accounted for an increase of $3.4 million. This increase was partially offset by sales of $563,000 from restaurants which were closed after September 27, 1998.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.3% for the third quarter of 1999 from 30.7% for the third quarter of 1998. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls, improved purchasing programs and a year-over-year reduction in cheese costs. Management expects this trend to continue during the remainder of 1999.

Labor. Labor costs, calculated as a percentage of restaurant sales, increased to 27.2% during the third quarter of 1999 from 26.5% for the same period in 1998. The increase is primarily due to management's continued commitment to increased staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects the trend in labor costs to continue during the remainder of 1999.

Occupancy. Occupancy costs increased by $128,000 during the third quarter of 1999 compared to the third quarter of 1998. The increase is primarily due to the opening of new restaurants in 1999. As a percentage of restaurant sales, occupancy costs decreased to 5.1% in the third quarter of 1999 compared to 5.4% in the third quarter of 1998. Management expects the dollar amount to increase, although it should continue to show improvement from the prior year as a percentage of sales for the remainder of 1999.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $7.0 million in the third quarter of 1999 compared to $6.3 million in the third quarter of 1998. As a percentage of restaurant sales, other restaurant operating costs decreased to 16.8% for the third quarter of 1999 compared to 17.3% for the third quarter of 1998. The decrease as a percentage of sales is primarily due to leverage from higher than average sales, as the dollar amount per store open remained relatively flat. Management expects the favorable comparisons as a percentage of sales to continue for the remainder of 1999.

General and Administrative. General and administrative expenses, calculated as a percentage of sales, decreased to 4.6% for the third quarter of 1999 compared to 5.3% in the same period of 1998. Management expects this dollar amount to remain constant or increase slightly during the remainder of 1999, although it should continue to decrease as a percentage of sales.


Depreciation, Amortization and Restaurant Opening Costs. Depreciation, amortization and restaurant opening costs consisted of the following:

                                             Thirteen Weeks Ended
                                        ----------------------------
                                        September 27,     October 3,
                                             1998            1999
                                        -------------    ------------
                                         (Unaudited)      (Unaudited)

    Depreciation of property and
    equipment .........................  $ 1,784,000      $ 2,089,000
    Amortization of intangible assets        146,000          146,000
    Restaurant opening costs ..........       65,000          227,000


Depreciation expense increased by $305,000 for the quarter ended October 3, 1999 compared to the quarter ended September 27, 1998. The increase was due to the addition of new restaurants as well as continued capital improvements to existing restaurants. Restaurants opened after September 27, 1998 accounted for $166,000 of the increase. Restaurant opening costs increased by $162,000 during the third quarter of 1999 compared to the same period in 1998, primarily due to the opening of two Company owned restaurants during the third quarter of 1999 compared to one opening during the third quarter of 1998.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $586,000 in the third quarter of 1999 from $543,000 in the third quarter of 1998, primarily as a result of additional borrowings under the Company's debt facilities. This increase is offset by lower interest rates in the third quarter of 1999 compared to the same quarter last year. In addition, the Company capitalized $22,000 of interest related to new restaurant construction in the most recent quarter compared to $17,000 during the third quarter of 1998.

Income Taxes. Income tax expense was zero for the third quarter of 1999 and 1998 due to the recognition of previously reserved deferred tax assets.

Net Income and Earnings Per Share. Net income increased to $3.7 million for the third quarter of 1999 from $2.9 million for the same period in 1998. Net income was 8.8% of total revenues for the third quarter of 1999 compared to 8.0% in the third quarter of 1998. Diluted earnings per share was $0.27 for the third quarter of 1999 compared to $0.20 in the same period of 1998. The increase in earnings per share during the third quarter of fiscal 1999 compared to the same quarter last year was due to higher sales at existing restaurants, the opening of new restaurants, continued strong cost controls and a reduction in the number of shares outstanding.
                                   11







The Thirty-nine weeks Ended October 3, 1999 Compared to the Thirty-nine weeks Ended September 27, 1998

Restaurant Sales. Restaurant sales increased by $14.8 million, or 14%, to $119.5 million for the thirty-nine weeks ended October 3, 1999 from $104.7 million for the comparable period in 1998. The increase was due primarily to an increase in sales at existing restaurants and the opening of higher than average volume restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 5.4%. Management attributes the increase to several factors including a more consistent marketing program, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program and a price increase of approximately 2%. Sales from restaurants opened after September 27, 1998 accounted for an increase of $8.3 million. This increase was partially offset by sales from restaurants which were closed after September 27, 1998 of $1.6 million.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.1% for the thirty-nine weeks ended October 3, 1999 from 30.3% for the same period in 1998. The decrease was due primarily to continued improvements in the management of food costs through utilizing increased controls, improved purchasing programs and a year-over-year reduction in cheese costs. Management expects cost of sales, as a percentage of sales, to decrease compared to the prior year for the remainder of 1999.

Labor. Labor costs, calculated as a percentage of restaurant sales, increased to 27.4% for the thirty-nine weeks ended October 3, 1999 from 26.8% for the same period in 1998. The increase is primarily due to management's continued commitment to increased staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects the trend in labor costs to continue during the remainder of 1999.

Occupancy. Occupancy costs increased by $337,000 during the thirty-nine weeks ended October 3, 1999 compared to the same period in 1998. As a percentage of restaurant sales, occupancy costs decreased to 5.2% in the thirty-nine weeks ended October 3, 1999 compared to 5.6% in the same period of 1998. Management expects the dollar amount to increase due to new openings but continue to decrease as a percentage of sales.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $19.9 million in the thirty-nine weeks ended October 3, 1999 compared to $18.4 million in the same period of 1998. As a percentage of restaurant sales, other restaurant operating costs decreased to 16.6% for the thirty-nine weeks ended October 3, 1999 compared to 17.5% for the same period of 1998. The decrease as a percentage of sales is primarily due to leverage from higher than average sales along with a relatively flat dollar amount per store open. Management expects the favorable comparisons as a percentage of sales to continue during 1999.



General and Administrative. General and administrative expenses, calculated as a percentage of sales, decreased to 4.9% for the thirty-nine weeks ended October 3, 1999 compared to 5.5% for the same period of 1998. Management expects this amount to continue to decrease, as a percentage of sales, throughout the remainder of 1999.

Depreciation, Amortization and Restaurant Opening Costs. Depreciation, amortization and restaurant opening costs consisted of the following:

                                             Thirty-nine weeks Ended
                                           --------------------------
                                          September 27,    October 3,
                                               1998           1999
                                           ------------    ----------
                                           (Unaudited)     (Unaudited)

    Depreciation of property and
    equipment .........................     $4,946,000    $ 6,032,000
    Amortization of intangible assets          429,000        439,000
    Restaurant opening costs ..........        462,000        671,000


Depreciation expense increased by $1.1 million for the thirty-nine weeks ended October 3, 1999 compared to the same period in 1998. The increase was due to the addition of new restaurants as well as continued capital improvements on existing restaurants. Restaurants opened after January 1, 1998 accounted for $727,000 of the increase. Restaurant opening costs increased by $209,000 during the thirty-nine weeks ended October 3, 1999, compared to the same period in 1998. The increase was primarily due to the opening of eight restaurants during the thirty-nine weeks ended October 3, 1999 compared to seven restaurants in the same period of 1998.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $1.7 million in the thirty-nine weeks ended October 3, 1999 from $1.4 million in the same period of 1998, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $107,000 of interest related to new restaurant construction during the thirty-nine weeks ended October 3, 1999 compared to $94,000 during the same period of 1998.

Income Taxes.   Income tax  expense was zero  for the  thirty-nine weeks
ended October 3, 1999 and the same period in 1998 due to the recognition of previously reserved deferred tax assets.

Net Income  and  Earnings Per  Share.   Net  income  increased to  $10.3
million for the thirty-nine weeks ended October 3, 1999 from $8.0 million for the same period in 1998. Net income was 8.6% of total revenues for the thirty-nine weeks ended October 3, 1999 compared to 7.7% in the same period of 1998. Diluted earnings per share was $0.75 for the thirty-nine weeks ended October 3, 1999 compared to $0.55 in the same period of 1998. The increase in earnings per share during the thirty-nine weeks ended October 3, 1999 compared to the same period last year was due to higher sales at existing restaurants, the opening of new restaurants, continued strong cost controls and a reduction in the number of shares outstanding.


Year 2000 Issue

Description. The Company relies to a large extent on computer technology to carry out its day-to-day operations. Many software products in the marketplace are only able to recognize a two digit year date and therefore will recognize a date using "00" as the year 1900 instead of the year 2000 ( the "Year 2000 Issue" ). This problem could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

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

As of November 5, 1999, the Company has completed software reprogramming and replacement of the identified systems. Systems continue to be tested for integration and will continue to be tested until December 31, 1999. Many hardware upgrades were made as part of the Company's continued efforts to upgrade its technology, but no further hardware replacement has been identified as a result of the Year 2000 Issue. As such, the Company is not currently remediating additional hardware. However, the existence of embedded technology is by nature more difficult to identify. While the Company believes that all significant systems are Year 2000 compliant, the Company plans to continue testing its operating equipment.

The Company has deferred other information technology projects due to the Year 2000 Issue. The deferral of these projects is not expected to have a material effect on the Company's financial position or results of operations.

Significant Third  Parties.    The  Company's  significant  third  party
business partners consist of suppliers, banks and service providers. The Company has significant system interfaces with banks, credit card processors and tax filing services. An initial inventory of significant third party business partners and an assessment of their Year 2000 compliance status has been completed. Additionally, the Company has identified and met with key suppliers and distributors and discussed their Year 2000 readiness. The Company has developed contingency plans for third party business partners that appear to have substantial Year 2000 operational risks.





Costs. The Company has used both internal and external resources to reprogram, or replace, and test software for Year 2000 Issue modifications. The  total  cost  of  the  Year  2000  Issue  project  is estimated to be approximately $600,000, of which the Company has incurred $520,000 relating to the purchase of new software. The costs relating to the Year 2000 Issue are being financed through operating cash flows and borrowings from the Company's available credit facilities. Of the total project cost, the majority is attributable to the purchase of new software, which has been capitalized. The remaining amount, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the costs the Company has incurred and expensed relating to the assessment of, and preliminary efforts in connection with, its Year 2000 Issue and the development of a remediation plan have not had a material effect on the results of operations.

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


Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $40.0 million, including a $5.0 million unsecured revolving line of credit. As of November 5, 1999, the aggregate outstanding balance under these commitments was $29.6 million.

Net cash provided by operating activities was $15.4 million for the thirty-nine weeks ended October 3, 1999, and $10.8 million for the thirty-nine weeks ended September 27, 1998.

Net cash used for investing activities was $16.3 million for the thirty-nine weeks ended October 3, 1999 representing primarily capital expenditures of $17.6 million for the construction of new restaurants and improvements to existing restaurants. This was offset by the sale of assets generating $1.3 million in proceeds. This compares to $13.8 million in net cash used for investing activities for the thirty-nine weeks ended September 27, 1998, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants, offset by the sale of assets generating $3.2 million in proceeds.


Net cash provided by financing activities was $1.8 million for the thirty-nine weeks ended October 3, 1999 representing primarily net draws from the Company's debt facilities of $3.0 million, offset by the purchase of $1.6 million in treasury stock. This compares to net cash provided by financing activities of $3.5 million in the same period of 1998, representing net draws on the Company's debt facilities of $9.2 million, offset by the purchase of $5.7 million in treasury stock.

The Company's Board of Directors previously approved plans to repurchase up to a total of 4,000,000 shares of the Company's Common Stock. As of November 5, 1999, the Company had repurchased 3,137,137 shares at an average cost of $5.96 per share. The Company has funded the repurchases primarily through available bank credit facilities. The timing, price, quantity and manner of future purchases will be made at the discretion of management and will depend upon market conditions. The Company intends to fund the repurchase program through available credit under its bank credit facilities and current cash flows from operations.

The special charges recorded in 1997 and 1995 included accruals of approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $628,000 during the thirty-nine weeks ended October 3, 1999. During the thirty-nine weeks ended October 3, 1999, the Company sold properties relating to the special charges which resulted in proceeds of $1.3 million, which approximated the carrying value of the assets sold. In addition, certain acquisition and accrued liabilities related to the Two Pesos acquisition were reduced by payments of approximately $205,000 during the thirty-nine weeks ended October 3, 1999.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 2000, including the planned opening of fifteen restaurants in 2000, and the reimaging of fourteen restaurants during the first half of the 2000 fiscal year. Total capital expenditures related to new restaurants are estimated to be $19.0 to $22.0 million. The total for other capital expenditures is estimated to be $4.0 to $6.0 million. Total capital expenditures for 2000 are expected to approximate $23.0 to $28.0 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's exposure to interest rate risk currently consists of its notes payable and outstanding line of credit. The Company has notes payable and a line of credit which bear interest at the lesser of the London Interbank Offer Rate plus 2.25% or the prime rate, adjusted quarterly. The aggregate balance outstanding of these notes and the line of credit as of November 5, 1999 was $29.6 million. The Company also has a note payable which bears interest at the prime rate. The outstanding balance of this note as of November 5, 1999 was $1.0 million. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the notes payable and line of credit as of November 5, 1999 would be immaterial.

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

PART II

Items 1, 2, 3, and 5 have been omitted since the registrant has no reportable events in relation to these items.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on August 19, 1999, the Company's stockholders elected six directors. There were no broker non-votes. The votes were as follows:

                         For            Withheld
     Stephen V. Clark  11,404,472        111,056
     William J. Nimmo  11,402,441        113,087
     Richard Sherman   11,400,291        115,237
     Cecil Schenker    11,400,384        115,144
     Lionel Sosa       11,393,662        121,866
     Rod Sands         11,403,372        112,156

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27  Financial Data Schedule. Filed with EDGAR version.

No reports on Form 8-K were filed during the period covered by this report.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 16, 1999      Taco Cabana, Inc.





                         /s/David G. Lloyd
                         David G. Lloyd
                         Senior Vice President, Chief Financial Officer,
                                   Secretary and Treasurer



                         Signing on behalf of the registrant and as the principal financial and accounting officer
















