Form 10-K405
period 2000-01-02
TACO CABANA INC
filed 2000-03-29
CIK 891082

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
Mark One

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 2000
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission File Number 0-20716

                        TACO CABANA, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                                       74-2201241
(State or other jurisdiction            (IRS employer identification no.)
 of incorporation or organization)

     8918 Tesoro Drive, Suite 200, San Antonio, Texas  78217
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X     No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
     As of February 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Common Stock of the Registrant as quoted on the NASDAQ National Market was $63,170,586 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).
     The number of shares of the Common Stock of the Registrant outstanding as of February 28, 2000 was 11,586,375.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended January 2, 2000.




FORM 10-K INDEX

                             PART I


ITEM 1.   BUSINESS............................................  3

ITEM 2.   PROPERTIES.......................................... 10

ITEM 3.   LEGAL PROCEEDINGS................................... 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. 10

          EXECUTIVE OFFICERS OF THE COMPANY................... 11

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS................................. 12

ITEM 6.   SELECTED FINANCIAL DATA............................. 13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................. 15

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK......................................... 24

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......... 24

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................. 24

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 25

ITEM 11.  EXECUTIVE COMPENSATION.............................. 25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.......................................... 25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 25

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K......................................... 26




PART I


ITEM 1.   BUSINESS

General

     Taco Cabana, Inc., a Delaware corporation (the "Company" ), pioneered the Mexican patio cafe concept with its first restaurant in 1978 and, as of January 2, 2000, operates and franchises a total of 119 such restaurants system-wide. Of these, the Company owns and operates 109 Taco Cabana restaurants and franchisees of the Company own and operate the remaining 10 Taco Cabana restaurants. The Company's restaurants (including franchises) are located primarily in Texas, and are also located in Georgia, Indiana, New Mexico, and Oklahoma.

     Taco Cabana restaurants feature generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food at an exceptional value. The restaurants provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, " Chicken Flameante" TM (a marinated rotisserie chicken), quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh, hot flour tortillas. Unlike many of its competitors, the Company makes most menu items fresh daily in each of its restaurants.

Taco Cabana Food and Pricing Philosophy

     The Company is committed to selling premium food which it believes to be among the highest quality of any chain in the restaurant industry. This process begins with the selection of the freshest available ingredients. The Company's menu items are prepared strictly in accordance with authentic and well-tested recipes. Taco Cabana restaurants also offer a variety of beverage choices, including margaritas and beer. Alcoholic beverages currently account for less than 4% of gross sales.

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

     The Preparation. The menu items offered at any Taco Cabana restaurant are prepared at that restaurant from fresh meat and produce ingredients delivered by suppliers to most restaurants three times each week. The Company is committed to differentiating itself from other quick service competitors by utilizing fresh, high quality ingredients as well as the preparation of most items "from scratch". In order to simplify operations and provide a more consistent product, the Company has recently implemented the usage of a number of pre-prepared items.

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

     Taco Cabana restaurants are typically distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Inside, exposed elements of the kitchen display the freshness of Taco Cabana's food and the authenticity of its preparation. Taco Cabana's restaurant design enables customers to observe fresh fajitas cooking on a charcoal grill, a machine making fresh, hot flour tortillas, Chicken FlameanteTM rotating on spits and the preparation of other food items. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a Salsa Bar en route to the dining area. The distinctive Salsa Bar offers Taco Cabana customers freshly prepared, authentic Tex-Mex ingredients such as Salsa de Fuego (made with charred peppers and tomatoes), pico de gallo and salsa (all "made from scratch" throughout the day at each restaurant), cilantro, pickled jalapeno slices, crisp chopped onions, and fresh sliced limes. According to the season, time of day and personal preference, the customer may choose to dine either in the restaurant's brightly colored and festive interior dining area or the semi-enclosed or outdoor patio areas. The addition of traditional and contemporary Latin music, tropical landscaping, and authentic decorative artifacts create an overall dining environment which the Company believes is both attractive and festive. Most Taco Cabana restaurants also offer drive-thru service.

     The Company began constructing its new prototype restaurant in 1996 with further improvements made to the design in 1998 and 1999. The prototypes incorporate several new and different features that set them apart from Taco Cabana restaurants previously constructed. The prototypes feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and add the use of bright colors outside and inside, including colored tiles, doors, windows, and awnings. Corrugated metal wall panels, aged wood finishes, and distressed stainless steel counter tops are featured inside, all of which are intended to replicate an old Mexican cafe. Backlit signage on the exterior of the building broadcasts the unique menu items served at Taco Cabana. Favorite features retained from the original Taco Cabana restaurants include display cooking where the guest can see the food being prepared, liberal use of the Taco Cabana's signature pink color, and the self-serve fresh Salsa Bar. The prototypes were designed to reduce overall construction costs, improve functional efficiency, allow for better guest service, and enhance Taco Cabana's unique patio cafe image. Since November 1996, the Company has opened 25 restaurants under this new design.

     During 1997, the Company initiated a re-image program for existing restaurants which incorporates many of the features of the new prototype design. As of January 2, 2000, 69 restaurants were re-imaged or converted to the new prototype design, bringing a system-wide total of 94 restaurants with the new design. The Company expects to re-image the remaining restaurants during 2000.




     Restaurant Locations.    The  following table  sets  forth  the  number  of
restaurants as of January 2, 2000 by area of dominant influence ( "ADI") for television and radio advertising:




ADI*                 Company-Owned  Franchised(1)   Total

     San Antonio             33           0            33
     Houston                 31(2)        0            31
     Austin                  15           0            15
     Dallas/Fort Worth       20           0            20
     El Paso                  6           0             6
     Oklahoma City, Oklahoma  3           0             3
     Bryan/College Station    0           2             2
     Albuquerque, New Mexico  0           2             2
     Amarillo                 0           2             2
     Atlanta, Georgia         0           1             1
     Tulsa, Oklahoma          1           0             1
     Waco                     0           1             1
     Corpus Christi           0           1             1
     Ft. Wayne, Indiana       0           1             1
                            ---          --           ---
        Total               109          10           119
                            ===          ==           ===



___________________________________________________________________

*  All of the ADIs are located in Texas except as otherwise indicated.

(1)      Represents franchised Taco Cabana restaurants.
(2)      Includes three mall-unit Taco Cabana restaurants.




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

Customer Service

     The Company is committed to consistently providing personal, attentive and efficient service in order to attract repeat customers. Restaurant and shift managers are encouraged to follow a " front of the house" style of management, which requires that the managers spend most of their time attending to customers at the register, drive-thru windows or in the dining areas.

Marketing

     The Company utilizes an integrated, multi-level marketing approach which includes periodic company-wide promotions, direct mail, in-store promotions, local store marketing, and other strategies, including the use of radio advertising in its major markets. The Company expects to execute this plan utilizing a marketing budget of approximately 3.65% of sales.

Expansion

     The Company's near-term strategy is to achieve a dominant or leading position among quick service Mexican food restaurants in each of its targeted principal markets in order to obtain marketing and operating efficiencies. The Company seeks to implement this strategy by selectively adding restaurants in existing and new markets. The Company's 2000 objective is to continue expanding into new markets. The Company plans to open fifteen freestanding restaurants in 2000, approximately twelve of which will be outside the State of Texas. The Company will continue its development of the Oklahoma City and Tulsa markets and will begin development of the Phoenix market. In conjunction with the opening of the Company's new restaurants in the Tulsa market, an existing unit will be closed.

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


Restaurant Operations and Management

     The Company seeks to maintain quality and consistency in its restaurant operations by carefully training and supervising personnel and establishing exacting standards relating to food quality, friendliness of service and cleanliness of the restaurant facility. A Mystery Shop program requires random visits with the purpose of scoring each restaurant on its food quality, friendly service and cleanliness. The Company has also established an 800 hotline for customer comments. It is the Company's policy to ensure that customers are served quickly and that customers receive orders correctly filled and delivered in a courteous manner.

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

     Operations are managed by restaurant general managers who complete an intensive training program during which they are instructed in all areas of Taco Cabana's restaurant operations. Such areas of training include food preparation, customer service, cost controls, facility maintenance, communications skills and employee relations. Restaurant general managers are overseen by division leaders (individuals with responsibility for the operation of multiple restaurants within a market) and by regional Vice Presidents of Operations. An incentive plan has been established in which all restaurant and division leaders participate. Awards under the incentive plan are tied to the achievement of specified sales, profitability and qualitative performance goals. In addition to the incentive plan, general managers and corporate staff are periodically granted stock options which vest over five years.


Franchising Program

     At January 2, 2000, the Company had five franchisees operating a total of 10 Taco Cabana restaurants. The Company did not enter into any new franchise agreements during 1999 and does not currently anticipate new franchisee signings during 2000.

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

Employees

     At January 2, 2000, the Company employed approximately 3,500 persons, of whom approximately 3,400 were operations employees and the remainder were corporate personnel. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that are comparable with those of other companies in the restaurant industry operating in its market area. The Company's employees are not covered by a collective bargaining agreement.

     The Company does not subscribe to any workers' compensation insurance program in the State of Texas, where the great majority of its company-owned restaurants are currently located. As such, it is subject to negligence actions by its employees and is not able to assert contributory negligence and certain other defenses. In addition, employees might be able to recover certain types of damages that would not be available to them if the Company subscribed to a workers' compensation insurance program. The Company self-insures a portion of such risk, and carries excess liability coverage that it believes is adequate. This practice has not had any material adverse effect upon the Company's operations or financial position since it was adopted in 1988.

Trademarks, Service Marks and Trade Dress

     The Company regards its trademarks, service marks and trade dress as having significant value and as being important to its marketing efforts. The Company has registered its principal Taco Cabana logo and design with the United States Patent and Trademark Office on the Principal Register as a service mark for its restaurant services, has secured or has applied for state and federal registrations of several other advertising or promotional marks, including variations of its principal mark, and has applied for registrations in foreign countries of its principal mark and several other marks. The Company's policy is to pursue registration of its principal marks and to oppose strenuously any infringement of its marks or trade dress.

Government Regulation

     Each company-owned and franchised restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants, including regulations relating to alcoholic beverage sales, environmental, building and zoning requirements, preparation and sale of food, and laws governing the Company's relationship with its employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new restaurants or the continued operation of existing restaurants.

     The Company is subject to Federal Trade Commission ( "FTC") regulation and state laws which regulate the offer and sales of franchises. The Company may also become subject to state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the offer and sale of franchises and require registration of the franchise offering with state authorities. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and bills have been introduced in Congress and other states from time to time which would provide for regulation of the franchisor-franchisee relationship in certain respects. Certain of such laws may restrict a franchisor in the termination of a franchise agreement, although these provisions have not had a significant effect on the Company's operations.

     The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's food service personnel are paid at rates related to the federal minimum wage and increases in the minimum wage will increase the Company's labor costs. The Company is subject to the Texas "dram-shop" laws and may be subject to the " dram-shop" laws of certain other states. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor further renovations to existing restaurants to meet federally mandated access and use requirements. The cost of these renovations is not expected to be material to the Company.

     The Company must also comply with the Family Medical Leave Act (the "Family Leave Act"), which covers employers of 50 or more persons at locations within any 75-mile radius. The Family Leave Act requires covered employers to grant eligible employees up to 12 weeks of unpaid leave for family and medical reasons and to reinstate the employee to the same or an equivalent position at the end of the leave. An employee may take leave for the birth, adoption, or foster care of a child; for any serious health condition of a spouse, sibling, child or parent; or for an employee's own serious health condition.

     The Company believes that it is operating in substantial compliance with applicable laws and regulations governing its operations.

Geographic Concentration

     During fiscal 1999, approximately 98% of the Company's net sales were derived from restaurants located in the State of Texas. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Taco Cabana restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.




ITEM 2.   PROPERTIES

     The Company currently owns 37 of its restaurant sites and owns an additional thirteen buildings on properties with ground leases. The Company leases its remaining restaurant locations. The Company may purchase a number of its current and future restaurant locations where it is cost effective to do so. Substantially all of Taco Cabana's restaurants are free-standing buildings. The Company has typically needed 120 days after the signing of a lease and obtaining required permits to complete construction and open a new restaurant. Additional time is sometimes needed to obtain certain government approvals and licenses, such as liquor licenses.

     Properties leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes and utilities and maintain insurance with respect to the premises and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. The leases have initial terms of 10 to 20 years with options to renew for additional periods which range from 5 to 15 years. Approximately 90% of the Company's current leases have remaining terms or renewal options extending more than five years from January 2, 2000.




ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to routine negligence or employment-related litigation in the ordinary course of its business. No such pending matters, individually or in the aggregate, are deemed to be material to the results of operations or financial condition of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter during the fourth quarter of the Company's fiscal year ended January 2, 2000 to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.




     EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their respective ages are as follows:

     Name                      Age      Position

     Stephen V. Clark          46       Chief Executive Officer, President and
                                        Director
     Douglas Gammon            53       Senior Vice President - Human  Resources
                                        and People Development
     Dennis Greenia            50       Senior Vice President Marketing
     David G. Lloyd            36       Senior Vice President - Finance, Chief
                                        Financial Officer, Secretary
                                        and Treasurer

     Mr. Clark has served as the Company's Chief Executive Officer since November 1996, and as the President, Chief Operating Officer, and as a Director since April 1995. Prior to that, Mr. Clark was with Church's Chicken, a division of America's Favorite Chicken, for seventeen years with his final title having been Senior Vice President and Concept General Manager. He also served on the executive committee of America's Favorite Chicken and was on the Board of Directors of Church's Operators Purchasing Association. In his final position with America's Favorite Chicken, Mr. Clark was primarily responsible for the day-to-day operations of over 1,100 company-owned and franchised units with aggregate sales volume in excess of $600 million.

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

     Mr. Greenia joined the Company in July 1998 as Senior Vice President - Marketing. From January 1989 to July 1998, Mr. Greenia served as President of the Merrill Group, a marketing consulting firm in Atlanta, GA., whose clients included the Coca-Cola Company, Dominos Pizza, Bally's Total Fitness and Hardee's Foods. Mr. Greenia has over 19 years experience both nationally and internationally in the food service industry, holding positions with Burger King Corporation, J. Walter Thompson Advertising and Coca Cola USA. Mr. Greenia is also a majority partner in Mobile Media Network of Atlanta, Inc.

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

     The table below sets forth, for the periods indicated, the reported high and low last sale prices of the Company's Common Stock, as reported on the NASDAQ National Market:

                                                  High                Low
     Fiscal Year Ended January 2, 2000
          Quarter Ended January 2, 2000      $      9   9/16     $    7   7/16
          Quarter Ended October 3, 1999            10   3/4           7   7/8
          Quarter Ended July 4, 1999               10   3/4           8   5/16
          Quarter Ended April 4, 1999               9   7/16          8

     Fiscal Year Ended January 3, 1999
          Quarter Ended January 3, 1999      $      7   3/4      $    4   7/8
          Quarter Ended September 27, 1998          6   5/8           4   7/8
          Quarter Ended June 28, 1998               7   1/8           5   3/4
          Quarter Ended March 29, 1998              7   1/16          4   7/16


     As of February 28, 2000, the last reported sale price of the Common Stock on the NASDAQ National Market System was $6 per share. As of February 28, 2000, there were approximately 900 record holders of Common Stock.

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




ITEM 6.   SELECTED FINANCIAL DATA

     The following selected  financial data, which  set forth certain  financial information with respect to the Company, have been derived from the financial statements of the Company. The financial statements of the Company for each of the fiscal years in the five-year period ended January 2, 2000 have been audited by Deloitte & Touche LLP, independent certified public accountants. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this report.


                    December 31,December 29,December 28,January 3,January 2,
                       1995       1996        1997        1999       2000
                     52 Weeks   52 Weeks    52 Weeks    53 Weeks   52 Weeks
                    ----------- ----------- ----------- ---------- ---------
                           (in thousands, except per share data)

Income Statement Data:
REVENUES:
Restaurant sales    $ 137,191  $ 131,680    $131,857    $142,592  $ 159,241
Franchise fees and
 royalty income         1,342        516         346         358        359
                    ---------  ---------    --------    --------  ---------
  Total revenues      138,533    132,196     132,203     142,950    159,600

COSTS AND EXPENSES:
Restaurant cost of sales and
 operating costs      115,195    107,703     110,440     114,111    126,571
General and
 administrative         6,068      6,445       6,964       7,829      7,907
Depreciation, amortization
 and restaurant opening
 costs                 10,301      9,245       9,659       7,990      9,581
Special charges
 (reversal) (1)         8,100      2,497      78,738      (2,665)         -
Litigation
 settlement (2)             -      3,400           -           -          -
Reserve for notes and
 other receivables (3)  3,500          -           -           -          -
                    ---------  ---------    ---------  ---------  ---------
Total costs and
 expenses             143,164    129,290      205,801    127,265    144,059
                    ---------  ---------    ---------  ---------  ---------
INCOME (LOSS) FROM
 OPERATIONS            (4,631)     2,906      (73,598)    15,685     15,541

NON-OPERATING
 INCOME (EXPENSE)      (1,397)    (1,348)      (1,137)    (1,951)    (2,424)
                    ---------  ---------    ---------  ---------  ---------
INCOME  (LOSS) BEFORE
 INCOME TAXES          (6,028)     1,558      (74,735)    13,734     13,117

(PROVISION) BENEFIT FOR
 INCOME TAXES           2,230       (854)       1,537          -          -
                    ---------  ---------    ---------  ---------  ---------
NET INCOME (LOSS)    $ (3,798)  $    704    $ (73,198)  $ 13,734   $ 13,117
                    =========  =========    =========  =========  =========
BASIC EARNINGS (LOSS)
 PER SHARE (4)       $  (0.24)  $   0.04    $   (4.78)  $   0.96   $   0.99
                    =========  =========    =========  =========  =========
DILUTED EARNINGS (LOSS)
 PER SHARE (4)       $  (0.24)  $   0.04    $   (4.78)  $   0.95   $   0.97
                    =========  =========    =========  =========  =========

Balance Sheet Data:
TOTAL ASSETS         $148,578   $142,706   $   76,260   $ 90,202   $101,005
LINE OF CREDIT,LONG-TERM
 DEBT AND CAPITAL
 LEASES, INCLUDING
 CURRENT MATURITIES    19,290     13,668       19,323     30,324     39,908
STOCKHOLDERS' EQUITY  112,327    113,172       36,413     40,777     42,998
DIVIDENDS PER
 COMMON SHARE               -          -            -          -          -


(1) Includes the charge related to the 1995 operations review of $8.1 million, the 1996 write-down of the Company's investment in a joint venture and the accrual of related exit costs of $2.5 million, the 1997 charge for the write-down of impaired assets and the closure of seventeen restaurants and the reversal of special charges in 1998 as described in Note 2 to the Consolidated Financial Statements.
(2)  Includes the 1996 litigation settlement for $3.4 million pre-tax.
(3)  Reserve resulted from the 1995 operations review.
(4) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Notes 1 and 11 to the Consolidated Financial Statements.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

     The Company commenced operations in 1978 with the opening of its first Taco Cabana restaurant in San Antonio. As of January 2, 2000, the Company had 109 company-owned restaurants, and 10 franchised restaurants. The Company's revenues are derived primarily from sales by company-owned restaurants, with franchise fees and royalty income contributing less than 1% of total revenues for the 1999 fiscal year.

     During the fiscal year ended January 2, 2000, the Company opened ten restaurants and closed three restaurants.




Results of Operations

     The following  table  sets  forth  the  percentage  relationship  to  total
revenues, unless otherwise  indicated, of certain  income statement  data.   The
table also sets forth certain restaurant data for the periods indicated.

                                      Fiscal Year Ended
                              ----------------------------------
                              December 28, January 3,  January 2,
                                 1997        1999         2000
Income Statement Data:
REVENUES:
Restaurant sales                 99.7%       99.7%        99.8%
Franchise fees and
 royalty income                   0.3         0.3          0.2
                                -----       -----        -----
Total revenues                  100.0       100.0        100.0
                                =====       =====        =====
COSTS AND EXPENSES:
Restaurant cost of sales (1)     30.8        30.4         30.0
Labor (1)                        27.4        26.8         27.5
Occupancy (1)                     6.2         5.5          5.2
Other restaurant
 operating costs (1)             19.3        17.3         16.8
General and
 administrative costs             5.3         5.5          5.0
Depreciation, amortization
 and restaurant opening costs     7.3         5.6          6.0
Special charge (reversal)        59.6        (1.9)           -
                                -----       -----        -----
INCOME  (LOSS) FROM OPERATIONS  (55.7)       11.0          9.7

INTEREST EXPENSE, NET            (0.9)       (1.4)        (1.5)
                                -----       -----        -----
INCOME (LOSS) BEFORE
 INCOME TAXES                   (56.5)        9.6          8.2

INCOME TAXES                      1.2           -            -
                                -----       -----        -----
NET INCOME (LOSS)               (55.4)%       9.6%         8.2%
                                =====       =====        =====

Restaurant Data:

COMPANY-OWNED RESTAURANTS:
Beginning of period             104          98          102
Opened                            7           9           10
Acquired                          1           -            -
Closed                          (14)         (5)          (3)
                               ----        ----         ----
End of period                    98         102          109

FRANCHISED RESTAURANTS:          11          10           10
                               ----        ----         ----
TOTAL RESTAURANTS:              109         112          119
                               ====        ====         ====
______________
     (1) As a percentage of restaurant sales.



Fiscal 1999 Compared to Fiscal 1998

     Restaurant Sales. Restaurant sales increased $16.6 million, or 11.7%, to $159.2 million for fiscal 1999 from $142.6 million for fiscal 1998. The increase in sales is due to an increase in sales at existing restaurants and the opening of new restaurants during 1999, offset by a decrease in sales from restaurant closures. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of each quarter, increased 5.5% during 1999. Management attributes the increase in comparable store sales to several factors including a more consistent marketing program, a commitment to increased staffing levels at existing restaurants, a price increase in the last quarter of 1998 and early 1999, and the ongoing reimage program. Sales from restaurants opened after January 3, 1999 accounted for an increase of $9.3 million. This increase was offset by restaurants closed during 1998 which accounted for sales of $1.3 million during 1998. Due to the fact that the Company's fiscal year is a 52 - 53 week year ending on the closest Sunday to December 31, fiscal year 1999 contained 52 weeks and fiscal year 1998 contained 53 weeks. The additional week in 1998 accounted for approximately $2.6 million in sales.

     Franchise Fees and  Royalty Income.   Franchise and  royalty fees  remained
relatively constant for fiscal 1999 compared to fiscal 1998. There were no new franchisee openings or closures during 1999.

     Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.0% in 1999 from 30.4% in 1998. The decrease was primarily due to menu price increases of 2.6% implemented in the last quarter of 1998 and early 1999, continued improvements in the management of food costs through utilizing increased controls and improved purchasing programs, including the continued negotiation of favorable commodity pricing. Management expects this amount, as a percentage of sales, to be slightly lower or remain constant in 2000.

     Labor. Labor costs, calculated as a percentage of restaurant sales, increased to 27.5% for the year ended January 2, 2000 compared to 26.8% in 1998. The increase in labor costs is due to management's continued commitment to increased staffing levels at the restaurants in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal costs for the first four to six months of operations. Management expects labor costs as a percentage of sales to be slightly higher in 2000 as the Company moves into new markets and continues to invest in the guest experience.

     Occupancy. Occupancy costs increased by $462,000 during 1999 compared to 1998. As a percentage of restaurant sales, occupancy costs decreased to 5.2% in the year ended January 2, 2000 compared to 5.5% in 1998. The decrease is due to an increase in average unit sales volumes during 1999, which was in turn attributable to the opening of new restaurants with higher volumes and increased sales at existing restaurants. Management expects the dollar amount to increase due to new restaurant openings but continue to decrease as a percentage of sales in 2000.

    Other Restaurant Operating Costs. Other restaurant operating costs increased by $2.1 million to $26.8 million for the year ended January 2, 2000 compared to $24.7 million in the same period of 1998. As a percentage of restaurant sales, other restaurant operating costs decreased to 16.8% for the year ended January 2, 2000 compared to 17.3% in the same period of 1998. The decrease as a percentage of sales is primarily due to leverage from higher than average sales along with a relatively flat dollar amount per store open. Management expects this amount, as a percentage of sales, to be flat or slightly lower in 2000.

     General and Administrative. General and administrative expenses decreased as a percentage of total revenues to 5.0% for the year ended January 2, 2000 from 5.5% for the comparable period in 1998. This decrease was primarily attributable to an increase in sales at existing restaurants and the opening of new restaurants. Management expects this amount to remain constant, as a percentage of sales, in 2000.

     Depreciation, Amortization  and Restaurant  Opening Costs.    Depreciation,
amortization and restaurant opening expenses consisted of the following:

                                                  Year Ended
                                          ------------------------
                                          January 3,     January 2,
                                             1999           2000

    Depreciation of property and
    equipment .........................  $ 6,816,000    $ 8,175,000
    Amortization of  intangible
    assets ............................      569,000        586,000
    Restaurant opening costs ..........      605,000        820,000

     Depreciation expense increased by approximately $1.4 million for fiscal 1999 compared to fiscal 1998. The increase was due primarily to the addition of new restaurants as well as continued capital improvements to existing restaurants. Restaurants opened after January 1, 1998 accounted for $1.1 million of the increase. Restaurant opening costs increased by approximately $215,000 during fiscal 1999 compared to fiscal 1998, due primarily to the opening of three restaurants outside of existing markets. Management expects these amounts to increase during 2000 due to the opening of new restaurants, the opening of restaurants in new markets and the ongoing reimage program.

    Interest Expense, net. Interest expense, net of interest income and interest capitalized on construction costs, increased to $2.4 million in fiscal 1999 from $2.0 million in fiscal 1998, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $151,000 of interest during 1999 compared to $117,000 during 1998.

     Income Taxes. Income tax expense was zero for 1998 and 1999 due to the utilization of net operating loss carryforwards relating to the special charge of 1997. Management anticipates paying alternative minimum taxes in 2000 at a rate of approximately 20%.

     Net Income and Net Income Per Share. The Company recorded net income of $13.1 million for 1999 compared to $13.7 million for 1998. Diluted earnings per share was $0.97 for 1999 compared to $0.95 in 1998. The decrease in net income is primarily due to fiscal year 1999 containing 52 weeks compared to 53 weeks in fiscal year 1998 and net income recorded in 1998 included a $2.7 million reversal of a portion of the special charges recorded during 1996 and 1997. Net income recorded in 1999 and 1998 does not include any income tax expense due to the utilization of previously unrecognized net operating loss carryforwards relating to the special charge recorded in 1997. Including a pro-forma income tax expense utilizing the same rate as the prior year, excluding the special charge reversal in 1998 and excluding the estimated impact of the additional week in 1998, the Company would have reported net income of approximately $8.3 million, or $0.61 per share (diluted) in 1999 compared to net income of approximately $6.6 million, or $0.45 per share (diluted) in 1998. Management attributes the increase in net income and diluted earnings per share to higher average weekly sales at existing restaurants, continued strong cost controls at the restaurant level and fewer shares outstanding.

Fiscal 1998 Compared to Fiscal 1997

     Restaurant Sales. Restaurant sales increased $10.7 million, or 8.1%, to $142.6 million for fiscal 1998 from $131.9 million for fiscal 1997. The increase in sales was due to an increase in sales at existing restaurants, an additional week of sales in 1998 compared to 1997 and the opening of new restaurants during 1998, offset by a decrease in sales from restaurant closures. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of each quarter, increased 4.7% during 1998. Management attributes the increase in comparable store sales to several factors including a more consistent marketing program featuring a value meal message, a commitment to increased staffing levels at existing restaurants and the ongoing reimage program. The additional week of sales in 1998 was due to the fact the Company's fiscal year is a 52 - 53 week year ending on the closest Sunday to December 31. Fiscal year 1998 contained 53 weeks and fiscal year 1997 contained 52 weeks. The additional week accounted for approximately $2.6 million in additional sales for 1998 compared to 1997. Sales from restaurants opened after December 29, 1997 accounted for an increase of $8.3 million. This increase was offset by restaurants closed during 1997 which accounted for sales of $7.1 million during 1997.

     Franchise Fees and  Royalty Income.   Franchise and  royalty fees  remained
relatively constant for fiscal 1998 compared to fiscal 1997. There were no new franchisee openings and one franchisee closing during 1998.

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

     Occupancy. Occupancy costs decreased by $345,000 during 1998 compared to 1997. The decrease was primarily due to the closure of underperforming restaurants during 1997. As a percentage of restaurant sales, occupancy costs decreased to 5.5% in the year ended January 3, 1999 compared to 6.2% in 1997. The decrease was due to an increase in average unit sales volumes during 1998, which was in turn attributable to the closure of underperforming restaurants, the opening of new restaurants with higher volumes and increased sales at existing restaurants.

    Other Restaurant Operating Costs. Other restaurant operating costs decreased by $679,000 to $24.7 million for the year ended January 3, 1999 compared to $25.4 million in the same period of 1997. As a percentage of restaurant sales, other restaurant operating costs decreased to 17.3% for the year ended January 3, 1999 compared to 19.3% in the same period of 1997. The decrease was due to decreased marketing and promotional activities and an increase in average unit sales volumes. The decrease in marketing and promotional costs is attributed to management's decision to exit the underperforming Colorado market in December 1997, as well as the decision to move to a radio only media strategy in 1998.

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

     Depreciation, Amortization  and Restaurant  Opening Costs.    Depreciation,
amortization and restaurant opening expenses consisted of the following:

                                                     Year Ended
                                            --------------------------
                                            December 28,     January 3,
                                                1997            1999

    Depreciation of property and
    equipment .........................     $ 7,942,000     $ 6,816,000
    Amortization of  intangible assets        1,313,000         569,000
    Restaurant opening costs ..........         404,000         605,000

     Depreciation expense decreased by approximately $1.1 million for fiscal 1998 compared to fiscal 1997. The decrease was due primarily to the closure of restaurants and write-down of assets in conjunction with the special charge recorded in the fourth quarter of 1997, offset by new restaurants opened after December 28, 1997, as well as continued capital improvements to existing restaurants. Amortization of intangible assets decreased by approximately $744,000 primarily due to the write-down of goodwill and other intangible assets during the fourth quarter of 1997. Restaurant opening costs increased by approximately $201,000 during fiscal 1998 compared to fiscal 1997, due to the increase in the number of restaurants opened during 1998 compared to 1997.

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

Year 2000

     The Year 2000 ( "Y2K" ) issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Without corrective actions, programs with date-sensitive logic may recognize "00" as 1900 rather than 2000. This problem could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company relies to a large extent on computer technology to carry out its day-to-day operations. For this reason, the Company implemented a Year 2000 project so that the Company's computer systems would function properly in the year 2000 and thereafter. The Company's Year 2000 project involved the review of a number of internal and third party systems. The Company completed its system review and made certain modifications to its existing software and systems and/or conversions to new software. The Company assessed the Year 2000 readiness of its third party business partners and developed contingency plans for those that appeared to have substantial Year 2000 operational risks. There were no major internal or third party systems issues reported over the year 2000 transition.

     The total cost of the Year 2000 project was approximately $600,000 and was funded through operating cash flows and borrowings from the Company's available credit facilities.

Liquidity and Capital Resources

     Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company currently maintains credit facilities totaling $50 million, including a $5 million unsecured revolving line of credit. As of February 28, 2000, the aggregate outstanding balance under these commitments was $41.8 million.

    Net cash provided by operating activities was $20.3 million for 1999, compared to $15.7 million for 1998. Net cash used in investing activities was $18.4 million for 1999, representing the construction of ten Company owned restaurants, the reimaging of twenty-nine restaurants and capital expenditures for improvements to existing restaurants, offset by the sale of assets generating $1.3 million in proceeds. This compared to $16.9 million of net cash used in investing activities for 1998, representing primarily the construction of nine Company owned restaurants and the reimaging of twenty-seven restaurants, offset by the sale of assets generating $4.3 million in proceeds.

    Net cash used by financing activities was $1.3 million for 1999 representing the purchase of $11.4 million of the Company's stock, which is held as treasury stock, offset in part by $9.8 million in net borrowings under the Company's credit facilities. This compared to net cash provided by financing activities of $1.6 million in 1998, representing primarily net borrowings under the Company's credit facilities, offset in part by the purchase of $10.3 million in treasury stock.

    The Company's Board of Directors previously approved plans to repurchase up to a total of 4,500,000 shares of the Company's Common Stock. As of February 28, 2000, the Company had repurchased 4,450,000 shares at an average cost of $6.50 per share. The Company has funded the repurchases primarily through available bank credit facilities. The timing, price, quantity and manner of future purchases will be made at the discretion of management and will depend upon market conditions. The Company intends to fund additional share repurchases, if any, through available credit under its bank credit facilities and current cash flows from operations.

    The special charges recorded in 1997 and 1995 included accruals totaling approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $754,000 during year ended January 2, 2000. During the year ended January 2, 2000, the Company sold properties relating to the special charges which resulted in proceeds of $1.3 million, which approximated the carrying value of the assets sold. The Company currently has two closed restaurant properties for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such properties will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to a prior acquisition were reduced by payments of approximately $236,000 during the year ended January 2, 2000.

     The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 2000, including the planned opening of fifteen restaurants and the reimaging of fourteen restaurants. Total capital expenditures related to new restaurants are estimated to be $19.0 to $22.0 million. The total for other capital expenditures, including the cost of the reimagings, is estimated to be $4.0 to $6.0 million. Total capital expenditures for 2000 are expected to approximate $23.0 to $28.0 million.

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

Forward-Looking Statements

     Statements in this annual report concerning Taco Cabana which are (a) projections of revenues, costs, including trends in cost of sales, operating costs, labor and general and administrative costs or other financial items, (b) statements of plans and objectives for future operations, specifically statements regarding planned restaurant openings, closings and reimages as well as property sales, share repurchases and cash flows, (c) statements of future economic performance, (d) statements of projected tax rates or the utilization of net operating loss tax carryforwards, or (e) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward -looking statements is subject to a wide range of risks, uncertainties and other factors which may cause actual results and outcomes to differ, often materially, from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices of commodities and supplies that the Company utilizes; cost and availability of labor; actions of our customers and competitors; changes in state and federal environmental, economic, safety and other policies and regulations and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigation or other legal matters. The Company disclaims any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

     The Company's exposure to interest rate risk currently consists of its notes payable and outstanding line of credit. The Company has notes payable and a line of credit which bear interest at the lesser of the London Interbank Offer Rate plus 2.25% or the prime rate, adjusted quarterly. The aggregate balance outstanding of these notes and the line of credit as of February 28, 2000 was $41.8 million. The Company also has a note payable which bears interest at the prime rate. The outstanding balance of this note as of February 28, 2000 was $886,000. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the notes payable and line of credit as of February 28, 2000 would be approximately $430,000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.




PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption "Directors and Executive Officers" in Taco Cabana's Proxy Statement for the 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2000 and with respect to executive officers, is contained in Part I, hereof under the caption "Executive Officers of the Company". The response to this Item required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of Taco Cabana's Proxy Statement for the 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item is incorporated by reference to the information under the captions "Executive Compensation" , "Summary Compensation Table" , "Stock Option Plans and Director's Options" , "Option Grants in Last Fiscal Year", and "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" of Taco Cabana's Proxy Statement for the 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item is incorporated by reference to the information under the caption "Principal Stockholders" of Taco Cabana's Proxy Statement for the 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.




PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

Financial Statements

Independent Auditors' Report
Consolidated Balance Sheets at January 3, 1999 and January 2, 2000
Consolidated Statements of  Operations for the  years ended  December 28,  1997,
  January 3, 1999 and January 2, 2000
Consolidated Statements of Stockholders' Equity for the years ended December 28,
  1997, January 3, 1999 and January 2, 2000
Consolidated Statements of  Cash Flows for  the years ended  December 28,  1997,
  January 3, 1999 and January 2, 2000
Notes to Consolidated Financial Statements

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

10.6      Sample Franchise Development Agreement.  (a)

10.7      Sample Beverage Sublease Agreement.  (a)

10.8      Sample Concessionaire Management Agreement.  (a)

10.9*     Amended and Restated Stock Option Plan.  (a)

10.14*    1994 Stock Option Plan.  (b)

10.20     Fifth Amended Loan Agreement with International Bank of Commerce  (d)

21.       Subsidiaries of the Registrant.  (d)

23.       Consent of Deloitte & Touche LLP.  (d)

24. Powers of attorney to sign amendments to this report. Reference is made to the signature page of this report.

27.       Financial Data Schedule. (d)
________________________

*         Executive compensation plan or arrangement.

(a) Filed as an exhibit to Form S-1 Registration Statement No. 33-51430, effective October 16, 1992.
(b) Filed as an exhibit to Form 10-K for the fiscal year ended January 1, 1995.
(c) Filed as an exhibit to Form 8-A Registration Statement No. 0-20716, effective June 9,1995.
(d)       Filed herewith.

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


     Date:  March 29, 2000

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

     Signature                Title                         Date


STEPHEN V. CLARK      Chief Executive Officer,         March 29, 2000
  Stephen V. Clark    President and Director
                      (Principal Executive Officer)


DAVID G. LLOYD        Senior Vice President - Finance, March 29, 2000
   David G. Lloyd     Chief Financial Officer,
                      Secretary and Treasurer
                      (Principal Financial and
                      Accounting Officer)


WILLIAM J. NIMMO      Director                         March 29, 2000
  William J. Nimmo


ROD SANDS             Director                         March 29, 2000
  Rod Sands


CECIL SCHENKER        Director                         March 29, 2000
  Cecil Schenker


RICHARD SHERMAN       Director                         March 29, 2000
  Richard Sherman


LIONEL SOSA           Director                         March 29, 2000
  Lionel Sosa




EXHIBIT INDEX


Exhibit
  No.

10.20 Fifth Amended  Loan  Agreement with  International  Bank of
      Commerce.

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

Colorado Cabana, Inc., a Colorado corporation

Taco Cabana Atlanta, Inc., a Delaware corporation

Taco Cabana Investments, Inc., a Delaware corporation

Taco Cabana Management, Inc., a Texas corporation





EXHIBIT 23










INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statements No. 33-56438 and No. 33-98124 of Taco Cabana, Inc. on Form S-8 of our report dated February 1, 2000 appearing in this Annual Report on Form 10-K of Taco Cabana, Inc. for the year ended January 2, 2000.



DELOITTE & TOUCHE LLP



San Antonio, Texas
March 29, 2000













               This page intentionally left blank.


































TACO CABANA, INC.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               Page

Consolidated Financial Statements:
 Independent Auditors' Report                                  F-2
 Consolidated Balance Sheets at January 3, 1999
  and January 2, 2000                                          F-3
 Consolidated Statements of Operations for the Years Ended
  December 28, 1997, January 3, 1999, and January 2, 2000 F-4 Consolidated Statements of Stockholders' Equity for the Years
  Ended December 28, 1997, January 3, 1999 and January 2, 2000 F-5 Consolidated Statements of Cash Flows for the Years Ended
  December 28, 1997, January 3, 1999 and January 2, 2000       F-6
 Notes to Consolidated Financial Statements                    F-8












INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Taco Cabana, Inc.

We have audited the accompanying consolidated balance sheets of Taco Cabana, Inc. and subsidiaries ("the Company" ) as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taco Cabana, Inc. and subsidiaries at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


San Antonio, Texas
February 1, 2000










TACO CABANA, INC.

CONSOLIDATED BALANCE SHEETS


                                              January 3,    January 2,
ASSETS                                           1999          2000

CURRENT ASSETS:
Cash and cash equivalents                    $   719,000   $  1,303,000
Receivables, net                                 438,000        507,000
Inventory                                      2,273,000      2,413,000
Prepaid expenses                               3,128,000      3,237,000
Federal income taxes receivable                  200,000        200,000
                                             -----------   ------------
  Total current assets                         6,758,000      7,660,000

PROPERTY AND EQUIPMENT, net                   72,250,000     82,616,000
NOTES RECEIVABLE                                 258,000        278,000
INTANGIBLE ASSETS, net                        10,724,000     10,139,000
OTHER ASSETS                                     212,000        312,000
                                             -----------   ------------
TOTAL ASSETS                                 $90,202,000   $101,005,000
                                             ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $ 5,362,000   $  4,962,000
Accrued liabilities                            5,265,000      6,063,000
Current maturities of long-term debt and
  capital leases                               5,704,000      5,251,000
Line of credit                                 3,550,000      1,000,000
                                             -----------   ------------
  Total current liabilities                   19,881,000     17,276,000

LONG-TERM OBLIGATIONS, net of current
  maturities:
Capital leases                                 2,140,000      1,901,000
Long-term debt                                18,930,000     31,756,000
                                             -----------   ------------
  Total long-term obligations                 21,070,000     33,657,000

ACQUISITION AND CLOSED RESTAURANT
  LIABILITIES                                  7,713,000      6,330,000
DEFERRED LEASE PAYMENTS                          761,000        744,000
STOCKHOLDERS' EQUITY:
Preferred stock, series A; $.01 par value,
  100,000 shares authorized                            -              -
Common stock; $.01 par value, 30,000,000
  shares authorized - 15,907,937 and
  13,435,575 shares issued at January 3,
  1999 and January 2, 2000, respectively         159,000        134,000
Additional paid-in capital                    98,056,000     84,731,000
Retained deficit                             (43,544,000)   (30,427,000)
Treasury stock, at cost - 2,576,937 shares
  at January 3, 1999 and 1,354,600 shares
  at January 2, 2000                         (13,894,000)   (11,440,000)
                                             -----------   ------------
  Total stockholders' equity                  40,777,000     42,998,000
                                             -----------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $90,202,000   $101,005,000
                                             ===========   ============
See notes to consolidated financial statements.





TACO CABANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Year Ended
                                --------------------------------------
                                December 28,   January 3,    January 2,
                                    1997          1999          2000
                                 (52 Weeks)    (53 Weeks)    (52 Weeks)
REVENUES:
Restaurant sales               $  131,857,000 $ 142,592,000 $ 159,241,000
Franchise fees and royalty
  income                              346,000       358,000       359,000
                               -------------- ------------- -------------
  Total revenues                  132,203,000   142,950,000   159,600,000
                               -------------- ------------- -------------
COSTS AND EXPENSES:
Restaurant cost of sales           40,668,000    43,347,000    47,764,000
Labor                              36,169,000    38,185,000    43,715,000
Occupancy                           8,185,000     7,840,000     8,302,000
Other restaurant operating
  costs                            25,418,000    24,739,000    26,790,000
General and administrative          6,964,000     7,829,000     7,907,000
Depreciation, amortization and
  restaurant opening costs          9,659,000     7,990,000     9,581,000
Special charge (reversal)          78,738,000    (2,665,000)            -
                               -------------- ------------- -------------
  Total costs and expenses        205,801,000   127,265,000   144,059,000
                               -------------- ------------- -------------
INCOME  (LOSS) FROM OPERATIONS    (73,598,000)   15,685,000    15,541,000

INTEREST EXPENSE, NET              (1,137,000)   (1,951,000)   (2,424,000)
                               -------------- ------------- -------------
INCOME  (LOSS) BEFORE INCOME
  TAXES                           (74,735,000)   13,734,000    13,117,000

BENEFIT FOR INCOME TAXES            1,537,000             -             -
                               -------------- ------------- -------------
NET INCOME (LOSS)              $  (73,198,000) $ 13,734,000  $ 13,117,000
                               ============== ============= =============
BASIC EARNINGS (LOSS) PER
  SHARE                        $        (4.78) $       0.96  $       0.99
                               ============== ============= =============
DILUTED EARNINGS (LOSS) PER
  SHARE                        $        (4.78) $       0.95  $       0.97
                               ============== ============= =============

See notes to consolidated financial statements.






TACO CABANA, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Preferred
                                   Stock             Common Stock       Additional      Retained           Treasury Stock
                               ------------     ---------------------     Paid-in        Eanings    ----------------------------
                                   Amount         Shares      Amount      Capital       (Deficit)       Shares        Amount
BALANCE, December 30, 1996       $ -            15,706,537   $157,000    $97,095,000   $15,920,000            -     $          -

Purchase of stock                  -                     -          -              -             -      871,937       (3,561,000)
Net loss                           -                     -          -              -   (73,198,000)           -                -
                                 -----          ----------   --------    -----------   -----------   ----------    -------------
BALANCE, December 28, 1997         -            15,706,537    157,000     97,095,000   (57,278,000)     871,937       (3,561,000)

Options exercised                  -               201,400      2,000        961,000             -            -                -
Purchase of stock                  -                     -          -              -             -    1,705,000      (10,333,000)
Net income                         -                     -          -              -    13,734,000            -                -
                                 -----          ----------   --------    -----------   -----------   -----------   -------------
BALANCE, January 3, 1999           -            15,907,937    159,000     98,056,000   (43,544,000)   2,576,937      (13,894,000)

Options exercised                  -               104,575      1,000        543,000             -            -                -
Purchase of stock                  -                     -          -              -             -    1,354,600      (11,440,000)
Retirement of treasury stock       -            (2,576,937)   (26,000)   (13,868,000)            -   (2,576,937)      13,894,000
Net income                         -                     -          -              -    13,117,000            -                -
                                 -----          ----------    -------    -----------   -----------   ----------    -------------
BALANCE, January 2, 2000         $ -            13,435,575   $134,000    $84,731,000  $(30,427,000)   1,354,600    $ (11,440,000)
                                 =====          ==========    =======    ===========   ===========   ==========    =============


See notes to consolidated financial statements.



TACO CABANA, INC.



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended
                                    --------------------------------------
                                    December 28,   January 3,    January 2,
                                       1997          1999           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                  $(73,198,000) $13,734,000   $13,117,000
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization       9,659,000    7,385,000     8,761,000
  Deferred income taxes              (1,818,000)           -             -
  Special charge (reversal)          78,738,000   (2,665,000)            -
  Capitalized interest                 (147,000)    (117,000)     (151,000)
  Deferred income and lease
    payments                           (157,000)      59,000       (17,000)
  Decrease (increase) in assets:
    Receivables                         634,000      150,000       (89,000)
    Inventory                          (656,000)    (168,000)     (140,000)
    Prepaid expenses                 (1,018,000)  (1,424,000)     (109,000)
    Federal income taxes receivable     163,000            -             -
    Other assets                         58,000       21,000      (100,000)
 (Decrease) increase in
    liabilities:
    Accounts payable and accrued
      liabilities                     2,328,000     (103,000)      398,000
    Acquisition and closed
      restaurant liabilities         (1,656,000)  (1,194,000)   (1,348,000)
                                    -----------  -----------   -----------
Net cash provided by operating
activities                           12,930,000   15,678,000    20,322,000
                                    -----------  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and
  equipment                         (16,812,000) (21,259,000)  (19,763,000)
Proceeds from sales of property
  and equipment                       1,379,000    4,330,000     1,337,000
                                    -----------  -----------   -----------
Net cash used by investing
activities                          (15,433,000) (16,929,000)  (18,426,000)
                                    -----------  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term
  debt and draws on line of credit   18,423,000   14,469,000    20,045,000
Principal payments under long-
  term debt and line of credit      (11,074,000)  (3,276,000)  (10,246,000)
Principal payments under capital
  leases                             (1,694,000)    (192,000)     (215,000)
Purchase of treasury stock           (3,561,000) (10,333,000)  (11,440,000)
Exercise of stock options                     -      963,000       544,000
                                    -----------  -----------   -----------
Net cash (used) provided by
financing activities                  2,094,000    1,631,000    (1,312,000)
                                    -----------  -----------   -----------
NET (DECREASE) INCREASE IN CASH        (409,000)     380,000       584,000

CASH AND CASH EQUIVALENTS,
  beginning of period                   748,000      339,000       719,000
                                    -----------  -----------   -----------
CASH AND CASH EQUIVALENTS, end of
  period                               $339,000     $719,000    $1,303,000
                                    ===========  ===========   ===========
                                                                (Continued)















TACO CABANA, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS



SUMMARY OF NON-CASH TRANSACTIONS:

During 1999, assets having a net book value of $439,000 were disposed of and charged to acquisition and closed restaurant liabilities.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                  Year Ended
                                    ---------------------------------------
                                    December 28,   January 3,     January 2,
                                        1997          1999           2000

Cash paid for interest, net of
interest capitalized                $1,171,000    $1,848,000     $2,092,000
Cash received for income taxes           4,000         9,000          -
Cash paid for income taxes              74,000         -              2,000


                                                                 (Concluded)
See notes to consolidated financial statements.





TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

   Nature of Operations - Taco Cabana, Inc. (the " Company" ) operates a chain of Tex-Mex patio style quick service restaurants located primarily in the
   Southwestern United States. At January 2, 2000, the Company owned and operated a total of 109 units. There were also 10 Taco Cabana franchised units.

   Principles of Consolidation -  The consolidated financial statements  include
   all  accounts  of  the  Company  and  its  wholly-owned  subsidiaries.    All
   significant inter-company balances and transactions have been eliminated.

   Fiscal Year - The Company's accounting period is based upon a 52 or 53 week fiscal year ending on the Sunday closest to December 31. The fiscal years 1997, 1998 and 1999 were comprised of the 52 weeks ended December 28, 1997, the 53 weeks ended January 3, 1999 and the 52 weeks ended January 2, 2000.

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




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
   (Continued)

   Intangible Assets - Goodwill, or the excess of acquisition costs over the fair market value of the assets acquired and liabilities assumed, is amortized using the straight-line method over 10 to 40 years. The trade name and the rights to the Taco Cabana name are amortized using the straight-line method over 40 years.

   Franchise Income - The Company has sold franchises that give the franchisees the right to operate Taco Cabana restaurants in specified areas. Generally, each franchisee acquires the right to open three or more restaurants. A development fee is recognized as income when the agreement is signed, while the franchise fee on each restaurant is deferred until the opening of the franchised restaurant. In addition, the franchise agreement requires a franchise royalty fee and an advertising fee on gross sales; such fees are recorded as income when earned. The Company has not recognized any franchise fees in the fiscal years 1997, 1998 or 1999.

   Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of amounts due from franchisees and receivables from credit card sales. These risks are limited due to their geographic dispersion. The Company has no significant concentrations of credit risk.

   Income Taxes - Deferred income taxes are recognized by applying statutory tax rates in effect at the balance sheet date to differences between the financial statement basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates at the time such changes occur. Deferred tax assets are reported net of an allowance that management believes reduces net deferred tax assets to the amount that is more likely than not realizable.

   Earnings (Loss) Per Share - Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

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

   Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ( "APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ( "SFAS" ) No. 123, Accounting for Stock-Based Compensation, as included in Note 12.

   Reclassifications - Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the presentation and classification used in fiscal 1998 and 1999.


2. SPECIAL CHARGE (REVERSAL)

During fiscal 1997 and 1998, the following special charge and reversal are included in the Company's consolidated financial statements:

                                               December 28,    January 3,
                                                   1997           1999

   Special charge (reversal)                  $78,738,000     $(2,665,000)
   Pro forma income tax (benefit) provision    (3,018,000)        986,000
   Decrease (increase) on net income           75,720,000      (1,679,000)
   Decrease (increase) per share                 $   4.94     $     (0.12)

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



2. SPECIAL CHARGE (REVERSAL) (Continued)

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

Due to the significance of the closures described above, management performed an evaluation of the recoverability of all remaining assets as described in Statement of Financial Accounting Standards No. 121 ( "SFAS 121" ), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management concluded from the results of this evaluation that a significant impairment of intangible as well as long-lived assets was required to be recognized. The impairment was reflective of a market value determined to be less than the carrying value of approximately 40 restaurants, 31 of which were acquired. The assets were tested for impairment by projecting cash flows for individual restaurants based on recent results and trends specific to that restaurant. The undiscounted projected cash flows for each restaurant were compared to the carrying value for that restaurant, including allocated goodwill, where applicable. If the undiscounted cash flows were less than the carrying value, an impairment was deemed to have occurred. The amount of the impairment was determined by calculating the difference between the present value of the projected cash flows and the carrying value attributable to the specific restaurant. The cash flows were discounted using the rate of return the Company utilizes for approving new restaurant construction. Such discounted cash flows are, in management's opinion, the best estimate of the assets current value. Considerable management judgment is necessary to estimate future discounted cash flows. Accordingly, actual results could vary significantly from management's estimates.

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



  2. SPECIAL CHARGE (REVERSAL) (Continued)

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




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. ACCOUNTS AND NOTES RECEIVABLE

   Accounts and notes receivable consisted of the following:

                                                January 3, January 2,
                                                   1999       2000

    Trade receivables:
      Royalties                                  $ 97,000   $ 75,000
      Other                                       365,000    505,000
    Notes receivable - current portion             78,000     26,000
                                                 --------   --------
        Total                                     540,000    606,000
    Less allowance for doubtful accounts         (102,000)   (99,000)
                                                 --------   --------
    Receivables, net                             $438,000   $507,000
                                                 ========   ========
    Notes receivable - noncurrent:
      Franchisees                                $258,000   $278,000
                                                 ========   ========

    Notes receivable from franchisees approximate fair value because the underlying instruments have an interest rate that approximates current market rates. The Company's allowance for doubtful accounts is reflected as a reduction of receivables in the consolidated balance sheets.



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net, consisted of the following:

                                                January 3,    January 2,
                                                   1999          2000

    Property and equipment:
      Land                                     $20,384,000   $21,635,000
      Furniture, fixtures and equipment         48,245,000    56,416,000
      Leasehold improvements                    13,820,000    18,272,000
      Buildings                                 17,322,000    21,355,000
      Construction in progress                     920,000       616,000
                                               -----------   -----------
                                               100,691,000   118,294,000
    Less accumulated depreciation and
      amortization                             (31,424,000)  (39,007,000)
                                               -----------   -----------
        Total                                   69,267,000    79,287,000
                                               -----------   -----------
    Property and equipment held under
      capital leases:
      Buildings                                  4,401,000     4,915,000
      Less accumulated amortization             (1,418,000)   (1,586,000)
                                               -----------   -----------
        Total                                    2,983,000     3,329,000
                                               -----------   -----------
    Property and equipment, net                $72,250,000   $82,616,000
                                               ===========   ===========

   At January 2, 2000, the Company had two properties held for sale. The total carrying amount of these assets is $600,000, which management estimates to be the net proceeds from the disposition of these assets. See Note 2.




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. INTANGIBLE AND OTHER ASSETS

   Intangible and other assets consisted of the following:

                                                January 3,      January 2,
                                                   1999            2000

    Intangible assets:
      Goodwill                                 $16,154,000   $16,154,000
      Trade name                                 1,576,000     1,576,000
                                               -----------   -----------
                                                17,730,000    17,730,000
    Less accumulated amortization               (7,006,000)   (7,591,000)
                                               -----------   -----------
    Intangible assets, net                     $10,724,000   $10,139,000
                                               ===========   ===========
    Other assets:
      Deposits                                 $   177,000   $   184,000
      Other                                         35,000       128,000
                                               -----------   -----------
    Other assets                               $   212,000   $   312,000
                                               ===========   ===========

6. ACCRUED LIABILITIES

   Accrued liabilities consisted of the following:

                                                January 3,    January 2,
                                                   1999          2000

    Payroll related                            $2,380,000    $2,807,000
    Closed restaurant obligations                 740,000       798,000
    Property taxes                                557,000       583,000
    Restaurant expenses                           433,000       472,000
    Interest                                       36,000       306,000
    Employee injury                               271,000       297,000
    Legal                                         168,000       157,000
    Other                                         680,000       643,000
                                               ----------    ----------
    Total                                      $5,265,000    $6,063,000
                                               ==========    ==========




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. LEASES

   Operating Leases - The Company leases restaurant facilities under non-cancelable operating leases with initial terms ranging from ten to twenty years with options to renew. The future minimum lease commitments under all non-cancelable operating lease obligations as of January 2, 2000 were as follows:

   Years ending:
     2000                                             $ 7,710,000
     2001                                               7,879,000
     2002                                               7,671,000
     2003                                               7,587,000
     2004                                               7,459,000
     Thereafter                                        34,889,000
                                                      -----------
     Total                                            $73,195,000
                                                      ===========

   The total rental expense for operating leases was approximately $6.6 million for 1997, $6.2 million for 1998 and $6.7 million for 1999, including additional rents of approximately $291,000, $185,000 and $215,000 for 1997, 1998 and 1999, respectively.

   The Company remains contingently liable on eight operating leases which were assigned to the purchasers of units previously sold or closed. Future minimum lease commitments under these contingent obligations approximate
   $669,000 in 2000, and a total of $2.4 million in 2001 through 2004. Thereafter, the total minimum lease payments are approximately $ 2.0 million. The Company assesses the probability of its having to assume primary liability under these assignments on an annual basis.




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. LEASES (Continued)

   Capital Leases - The Company leases certain buildings under capital lease agreements with third parties. The leases have fifteen and twenty year terms. Future minimum lease payments under the capital leases and the net present value of the minimum lease payments at January 2, 2000 were:

   Years ending:
     2000                                              $   445,000
     2001                                                  446,000
     2002                                                  446,000
     2003                                                  439,000
     2004                                                  368,000
     Thereafter                                            846,000
                                                       -----------
   Total minimum lease payments                          2,990,000
   Less amount representing interest at 9% to 13%          851,000
                                                       -----------
   Net present value of minimum lease payments           2,139,000
   Less current portion                                    238,000
                                                       -----------
   Long-term portion of capital leases                 $ 1,901,000
                                                       ===========

   In addition to the minimum lease payments, several of the leases have a contingent rental based on 5% to 6% of gross sales, if such amounts exceed minimum rent. No payments have been made under these agreements. Furthermore, certain leases have been guaranteed by a former employee of the Company.




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. LONG-TERM DEBT

   Long-term debt consisted of the following notes payable:

                                              January 3,    January 2,
                                                 1999          2000

   Notes payable to a bank, bearing interest
     at the lessor of prime or LIBOR plus
     2.25% (8.25% at January 2, 2000),
     collateralized by certain restaurant
     assets, due in installments of principal
     and interest through December 2006      $23,054,000    $35,815,000

   Note payable to a bank, bearing interest
     at prime (8.50% at January 2, 2000),
     unsecured, due in monthly installments of
     principal and interest through
     April 2000                                1,365,000        954,000
                                             -----------    -----------
       Total                                  24,419,000     36,769,000
   Less current maturities                     5,489,000      5,013,000
                                             -----------    -----------
   Long-term debt, net                       $18,930,000    $31,756,000
                                             ===========    ===========

   The future minimum payments of long-term debt outstanding at January 2, 2000 were as follows:

   Years ending:
     2000                                             $     5,013,000
     2001                                                   4,157,000
     2002                                                   4,519,000
     2003                                                   4,515,000
     2004                                                  11,000,000
     Thereafter                                             7,565,000
                                                      ---------------
     Total                                            $    36,769,000
                                                      ===============

   The amounts stated in the Company's consolidated balance sheets for long-term debt approximate fair value because the underlying note payable balance fluctuates frequently or it is at a rate approximating current market rates.



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9. LINE OF CREDIT

   During 1999 the Company had in place two secured credit facilities totaling $40 million, including a $5 million revolving line of credit. On December 20, 1999 the credit facilities were amended and increased to a total of $50 million. As part of the amendment, the commitments were extended to December 31, 2001. Interest on funds borrowed under the facilities are charged at the prime rate or, at the Company's choice, 2.25% over the London Interbank Offered Rate (LIBOR), adjusted quarterly. The credit facilities are secured by property and equipment. The facilities contain certain covenants, including cash flow to fixed charges ratio, minimum net worth, debt to tangible net worth ratio, and intangible assets to net worth ratio requirements. During the year ended January 2, 2000, the Company was in compliance with all such covenants. At January 2, 2000, the Company had approximately $9.0 million available for cash borrowings under these credit facilities.



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

   The liability established for leases in excess of the prevailing market were based on current market rental rates at the date of acquisition as compared to the terms of the leases acquired. This liability is being amortized as a reduction of occupancy expense over the remaining term of the applicable leases. The total amount of this reserve was $1.2 million and $1.0 million, at January 3, 1999 and January 2, 2000, respectively. During 1998 and 1999, approximately $181,000 and $170,000, respectively, of the balance was amortized in this manner.

   Acquisition liabilities include reserves established for the closure of certain acquired restaurants. These restaurants were anticipated to be closed at the time of acquisition. The amounts reserved were equal to the value assigned to the building and equipment acquired, less any anticipated salvage value, plus an amount estimated to terminate the lease prior to its expiration date. The total amount of this reserve was $261,000 and $175,000 at January 3, 1999 and January 2, 2000, respectively. During 1998 and 1999, approximately $1.0 million and $86,000, respectively, of this reserve was utilized in the closure of restaurants. As part of the special charge reversal recorded in 1998, the Company reversed $200,000 of this reserve.



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.ACQUISITION AND CLOSED RESTAURANT LIABILITIES (continued)

   In 1997, as part of the special charge, the Company reserved amounts for closed restaurant liabilities. The amounts reserved were equal to the lesser of the present value of the monthly lease commitments, net of expected
   sublease  receipts, or lease  termination provisions.   These reserves  were
   approximately $6.2 million and $5.5 million at January 3, 1999 and January 2, 2000, respectively. It is currently anticipated that payments of approximately $800,000 will be made under lease and other obligations during 2000. During 1998 and 1999, approximately $2.7 million and $754,000, respectively, of this reserve was utilized in the closure of restaurants. During 1998 and 1999, the Company received proceeds of approximately $4.3 million and $1.3 million, respectively, from the sales of closed restaurant properties. As part of the special charge reversal recorded in 1998,
   the  Company  re-evaluated  lease   obligations for closed  restaurants and
   reversed approximately $2.5 million of the lease liability reserves for such restaurants.


11.EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                  Year Ended
                                  -----------------------------------------
                                     December 28,  January 3,    January 2,
                                       1997          1999           2000
   Numerator for basic and
    diluted earnings per
    share - net income (loss)     $(73,198,000)   $13,734,000  $  13,117,000

   Denominator:
      Denominator for basic
       earnings per share -
       weighted-average shares      15,314,665     14,336,526     13,199,044
      Effect of dilutive securities -
       Employee stock options                -        140,067        366,806
                                  ------------    -----------  -------------
      Denominator for diluted
       earnings per share -
       adjusted weighted-average
       and assumed conversions      15,314,665     14,476,593     13,565,850
                                  ============    ===========  =============
   Basic earnings (loss)
    per share                     $      (4.78)   $      0.96  $        0.99
                                  ============    ===========  =============
   Diluted earnings (loss)
    per share                     $      (4.78)   $      0.95  $        0.97
                                  ============    ===========  =============

   For additional disclosures regarding outstanding employee stock options, see
   Note 12.




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.STOCKHOLDERS' EQUITY AND STOCK OPTIONS

Stock Options - The Company has stock option plans (the " Plans" ) for employees, outside directors, and advisors of the Company covering 2,750,000 shares of the Company's common stock. Options under such plans generally become exercisable ratably over a two to five year period. All options expire at the earlier of termination of employment or ten years after the date of grant. The Plans terminate in 2000 and in 2004. The Plans are administered by a committee of outside members of the Board of Directors. In addition, certain directors were awarded non-qualified stock options pursuant to the terms of separate compensation agreements. At January 2, 2000, there were no shares available for issuance. Options outstanding are as follows:

                                                                Weighted
                                                                Average
                                               Total Options    Exercise
                                                Outstanding      Price

   Options outstanding, December 29, 1996        1,111,500     $    6.18
     Granted                                       379,750          4.63
     Exercised                                         -              -
     Expired or canceled                          (140,375)         8.57
                                                 ---------
   Options outstanding, December 28, 1997        1,350,875     $    5.64
     Granted                                       480,050          6.17
     Exercised                                    (201,400)         4.78
     Expired or canceled                          (125,000)         5.24
                                                 ---------
   Options outstanding, January 3, 1999          1,504,525     $    5.76
     Granted                                       218,908          8.75
     Exercised                                    (104,575)         5.20
     Expired or canceled                           (39,675)         7.05
                                                 ---------
   Options outstanding, January 2, 2000          1,579,183     $    6.17
                                                 =========
   Options exercisable, January 2, 2000            838,304     $    5.82
                                                 =========


TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.STOCKHOLDERS' EQUITY AND STOCK OPTIONS (Continued)

   For  the  options outstanding  at  January  2,  2000,  the  weighted  average remaining life and exercise price of these outstanding options were 42 months and $6.12, respectively. In addition, the weighted average exercise price of options granted during 1999 was $8.75.

   SFAS No. 123, Accounting for Stock-Based Compensation, allows entities to continue to use Accounting Principles Board (" APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has evaluated SFAS No. 123 and intends to continue following APB Opinion No. 25. The pro-forma compensation expense, net income (loss) and earnings (loss) per share which were calculated as if SFAS No. 123 had been applied are as follows:

                                                Year Ended
                              -----------------------------------------
                               December 28,    January 3,     January 2,
    Pro Forma                      1997            1999          2000

    Compensation expense      $   555,000     $  329,000     $  380,000
    Net income (loss)         (73,548,000)    13,405,000     12,737,000
    Basic earnings
     (loss) per share         $     (4.80)    $     0.94     $     0.96
    Diluted earnings
     (loss) per share         $     (4.80)    $     0.93     $     0.94

   The Black-Scholes option pricing model was used to determine the above pro-forma information. The calculations relied upon estimates of the volatility of the Company's stock and expected dividends, as well as determinations of a risk-free interest rate and expected life of the options. A volatility rate of 49.0% was used for options granted prior to 1994, 37.5% was used for options granted during 1994, 36.0% was used for options granted during 1995 through 1996, 34.0% was used for options granted during 1997, 33.0% was used for options granted during 1998, and 26% was used for options granted during 1999. Dividends were estimated at zero. The discount rate charged on loans to depository institutions by the Federal Reserve Bank was used as the risk-free interest rate. The discount rate was approximately 5.0% for all of 1999. The Company's options have a ten year life and vesting periods ranging from two to five years.




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.STOCKHOLDERS' EQUITY AND STOCK OPTIONS (Continued)

   Preferred Stock Purchase Rights - In June 1995, the Company's Board of Directors declared a distribution of one preferred stock purchase right for each share of the Company's common stock. The rights were distributed on June 20, 1995 to stockholders of record as of the close of business on that day. Each right will entitle the holder to buy 1/1000 of a share of a newly authorized Series A preferred stock at an exercise price of $37.50 per right. The rights become exercisable on the tenth day after public announcement that a person or group has acquired 15% or more of the Company's common stock. The rights may be redeemed by the Company prior to becoming exercisable by action of the Board of Directors at a redemption price of $0.01 per right. If the Company is acquired in a merger or other business combination transaction in which it is not the surviving corporation, each right will entitle its holder to purchase stock of the acquiring company having a market value of twice the exercise price. In the event that the Company is the surviving corporation, each right will entitle its holder to purchase the Company's common stock having a market value of twice the exercise price of each right. At January 2, 2000, there were 12,080,975 rights outstanding.

   Preferred Stock - In June 1995, in connection with its implementation of the stockholders' rights plan discussed above, the Company authorized 100,000 shares of Series A, preferred stock with a par value of $0.01 per share, which would become issuable only at such time, if ever, as the rights become exercisable. As of January 2, 2000 there were no shares outstanding.

   Treasury Stock - The Company's Board of Directors previously authorized the purchase in the open market of up to 4,500,000 shares of the Company's outstanding common stock. Through the first quarter of 1999, the Company had repurchased 2,585,000 shares with an aggregate cost of $13.9 million. During the first quarter, the Company retired all shares held as treasury shares. The cost of retired shares in excess of par value has been charged to additional paid in capital. Subsequent to the first quarter, the Company repurchased an additional 1,354,600 shares at an aggregate cost of $11.4 million, which as of January 2, 2000 were held as treasury stock. Subsequent to January 2, 2000, the Company purchased an additional 510,400 shares of the Company's common stock at an average price of $6.93.



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.INCOME TAXES

   The provision (benefit) for income taxes differs from the amount computed using statutory rates as shown below:

                                               Year Ended
                             -------------------------------------------
                               December 28,    January 3,      January 2,
                                  1997            1999           2000

    Federal income tax at
     starting date            $(25,410,000)   $4,670,000    $ 4,460,000
    State income taxes              48,000             -              -
    Goodwill and other           4,819,000       (15,000)      (339,000)
    Change in valuation
     allowance                  19,006,000    (4,655,000)    (4,121,000)
                              ------------    ----------    -----------
      Total                   $ (1,537,000)   $        -    $         -
                              ============    ==========    ===========
   The provision (benefit) for income taxes is comprised of the following:

                                               Year Ended
                              ------------------------------------------
                              December 28,    January 3,      January 2,
                                  1997            1999           2000

    Current                   $    281,000    $        -     $        -
    Deferred                    (1,818,000)            -              -
                              ------------    ----------     ----------
      Total                   $ (1,537,000)   $        -     $        -
                              ============    ==========     ==========



TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.    INCOME TAXES (Continued)

   Deferred income taxes and benefits are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Significant deferred tax assets and liabilities are as follows:

                                             January 3,      January 2,
                                                1999            2000
    Current:
    Deferred Federal Tax Assets:
      Workmen's compensation claims         $   337,000     $   101,000
      Accounts receivable                        35,000          34,000
      Accrued vacation                           21,000          30,000
                                            -----------     -----------
    Net Current Deferred Tax Asset          $   393,000     $   165,000
                                            ===========     ===========
    Noncurrent:
    Deferred Federal Tax Assets:
      Net operating loss carryforward       $ 6,955,000     $ 4,672,000
      General business tax credit
       carryforward                             590,000         655,000
      Closed stores and lease liabilities     1,400,000       2,435,000
      Alternative minimum tax credit
       carryforward                           1,277,000         997,000
      Deferred rent                           2,416,000         766,000
      Other - Special charge                    378,000         266,000
      Charitable Contributions                   51,000         149,000
      Intangible Assets                       1,857,000       1,591,000
      Other                                           -         159,000
                                            -----------     -----------
    Total                                    14,924,000      11,690,000
                                            -----------     -----------
    Deferred Federal Tax Liabilities:
      Fixed assets                             (966,000)     (1,625,000)
                                            -----------     -----------
    Total                                      (966,000)     (1,625,000)
                                            -----------     -----------
    Net Noncurrent Deferred Tax Asset        13,958,000      10,065,000
                                            -----------     -----------
    Net Deferred Tax Asset before
     valuation allowance                     14,351,000      10,230,000
    Valuation Allowance                     (14,351,000)    (10,230,000)
                                            -----------     -----------
    Net Deferred Tax  Asset                 $         -     $         -
                                            ===========     ===========


TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.INCOME TAXES (Continued)

   At January 2, 2000, the Company had net operating loss, alternative minimum tax and general business tax credit carry-overs of approximately $13.7 million, $997,000 and $655,000, respectively. A portion of the above carry-overs resulted from a prior acquisition; the Company was allowed to utilize the net operating loss of $5.4 million and tax credit carry-overs of $178,000 that existed at the date of acquisition. However, because of the change in ownership, the net operating loss carry-over utilization is further limited to approximately $953,000 per year, and the tax credit carry-over acquired from a prior acquisition is limited each year to the tax equivalent of any remaining portion of the net operating loss limitation. The net operating loss and tax credit carry-overs begin to expire in 2003 and 2000, respectively.

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




TACO CABANA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.QUARTERLY FINANCIAL DATA (Unaudited)

                                         Quarter Ended
                     ----------------------------------------------------
                       March 29,     June 28,    September 27,  January 3,
                         1998         1998          1998         1999 (1)

   Total revenues    $ 32,407,000   $36,292,000  $36,270,000   $37,981,000
   Gross profit        22,615,000    25,463,000   25,168,000    26,357,000

   Net income applicable
    to common stock     1,857,000     3,297,000    2,895,000     5,686,000

   Basic earnings
    per share        $       0.13   $     0.22   $      0.20   $      0.42

   Diluted earnings
    per share        $       0.12   $     0.22   $      0.20   $      0.41

                                         Quarter Ended
                     -----------------------------------------------------
                        April 4,     July 4,     October 3,      January 2,
                         1999         1999          1999           2000

   Total revenues    $ 36,910,000   $41,417,000  $41,449,000   $39,824,000
   Gross profit        25,983,000    28,908,000   28,910,000    28,035,000

   Net income applicable
    to common stock     2,764,000     3,857,000    3,655,000     2,840,000

   Basic earnings
    per share        $       0.21   $     0.29   $     0.27    $      0.22

   Diluted earnings
    per share        $       0.20   $     0.28   $     0.27    $      0.22


   (1) See Note 2 for discussion of the special charge reversal recorded in this quarter.