Form 10-Q
period 2000-04-02
TACO CABANA INC
filed 2000-05-15
CIK 891082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.


                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2000

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

                 Class          Outstanding at May 1, 2000
              Common Stock          11,601,375 shares





                               TACO CABANA, INC.

                                     INDEX


                                                          Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

  Condensed Consolidated Balance Sheets at
   April 2, 2000 and January 2, 2000                          3

  Condensed Consolidated Statements of Income for the
   Thirteen Weeks Ended April 2, 2000 and April 4,            4
   1999

  Condensed Consolidated Statements of Cash Flows for
   the Thirteen Weeks Ended April 2, 2000 and April 4,        5
   1999

  Notes to Condensed Consolidated Financial                   6
   Statements


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              8


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the registrant has no reportable events in relation to the items

  Item 6.  Exhibits and Reports on Form 8-K                  14

  Signature                                                  15



                               TACO CABANA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                           January 2,     April 2,
                                              2000          2000
                                           ----------   ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .............. $  1,303,000  $   618,000
Receivables, net .......................      507,000      630,000
Inventory ..............................    2,413,000    2,310,000
Prepaid expenses .......................    3,237,000    3,380,000
Federal income taxes receivable ........      200,000            -
                                         ------------ ------------
Total current assets ...................    7,660,000    6,938,000

PROPERTY AND EQUIPMENT, net ............   82,616,000   85,664,000
NOTES RECEIVABLE .......................      278,000      272,000
INTANGIBLE ASSETS, net .................   10,139,000    9,992,000
OTHER ASSETS ...........................      312,000      206,000
                                         ------------ ------------
TOTAL .................................. $101,005,000 $103,072,000
                                         ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ....................... $  4,962,000 $  3,453,000
Accrued liabilities ....................    6,063,000    5,876,000
Current maturities of long-term debt and
  capital leases .......................    5,251,000    4,710,000
Line of credit .........................    1,000,000    2,535,000
Federal income taxes payable, net ......            -      181,000
                                         ------------ ------------
Total current liabilities ..............   17,276,000   16,755,000

LONG-TERM OBLIGATIONS, net of current maturities:

Capital leases .........................    1,901,000    1,838,000
Long-term debt .........................   31,756,000   35,743,000
                                         ------------ ------------
Total long-term obligations ............   33,657,000   37,581,000

ACQUISITION AND CLOSED RESTAURANT
LIABILITIES ............................    6,330,000    5,961,000
DEFERRED LEASE PAYMENTS ................      744,000      774,000
STOCKHOLDERS' EQUITY:
Common stock ...........................      134,000      135,000
Additional paid-in capital .............   84,731,000   84,901,000
Retained deficit .......................  (30,427,000) (28,057,000)
Treasury stock, at cost (1,354,600 shares
  at January 2, 2000 and 1,865,000 shares
  at April 2, 2000) ....................  (11,440,000) (14,978,000)
                                         ------------ ------------
  Total stockholders' equity............   42,998,000   42,001,000
                                         ------------ ------------
TOTAL .................................. $101,005,000 $103,072,000
                                         ============ ============


           See Notes to Condensed Consolidated Financial Statements.



                               TACO CABANA, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                        For the Thirteen Weeks Ended
                                        ----------------------------
                                            April 4,    April 2,
                                              1999        2000
                                           ----------- -----------
REVENUES:
Restaurant sales ......................... $36,836,000 $40,033,000
Franchise fees and other income ..........      74,000      84,000
                                           ----------- -----------
  Total revenues..........................  36,910,000  40,117,000
                                           ----------- -----------

COSTS AND EXPENSES:
Restaurant cost of sales .................  10,927,000  11,691,000
Labor ....................................  10,127,000  11,044,000
Occupancy ................................   2,010,000   2,146,000
Other restaurant operating costs .........   6,251,000   6,769,000
General and administrative ...............   2,050,000   2,366,000
Depreciation and amortization  ...........   2,057,000   2,218,000
Restaurant opening costs .................     172,000     180,000
                                           ----------- -----------
  Total costs and expenses................  33,594,000  36,414,000
                                           ----------- -----------
INCOME FROM OPERATIONS ...................   3,316,000   3,703,000
                                           ----------- -----------
INTEREST EXPENSE, NET ....................    (552,000)   (813,000)
                                           ----------- -----------
INCOME BEFORE INCOME TAXES ...............   2,764,000   2,890,000

INCOME TAX EXPENSE .......................           -     520,000
                                           ----------- -----------
NET INCOME ............................... $ 2,764,000 $ 2,370,000
                                           =========== ===========
BASIC EARNINGS PER SHARE.................. $      0.21 $      0.20
                                           =========== ===========
BASIC WEIGHTED SHARES OUTSTANDING.........  13,350,840  11,753,606
                                           =========== ===========
DILUTED EARNINGS PER SHARE................ $      0.20 $      0.20
                                           =========== ===========
DILUTED WEIGHTED SHARES OUTSTANDING.......  13,714,176  11,932,120
                                           =========== ===========



           See Notes to Condensed Consolidated Financial Statements.



                               TACO CABANA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                        For the Thirteen Weeks Ended
                                        ----------------------------
                                              April 4,    April 2,
                                                1999        2000
                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................  $2,764,000   $2,370,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization.........   2,057,000    2,218,000
    Changes in operating working capital
     items ...............................    (755,000)  (1,704,000)
                                            ----------   ----------
Net cash provided by operating activities    4,066,000    2,884,000
                                            ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .......  (5,984,000)  (5,120,000)
Proceeds from sales of property
  and equipment ..........................     459,000            -
                                            ----------   ----------
Net cash used for investing activities ...  (5,525,000)  (5,120,000)
                                            ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt     8,404,000    5,000,000
(Payments) proceeds on revolving line of
  credit .................................  (2,010,000)   1,535,000
Principal payments under long-term debt ..  (4,901,000)  (1,560,000)
Principal payments under capital leases ..     (52,000)     (57,000)
Purchase of treasury stock ...............           -   (3,538,000)
Exercise of stock options.................     196,000      171,000
                                            ----------   ----------
Net cash provided by financing activities    1,637,000    1,551,000
                                            ----------   ----------
NET INCREASE (DECREASE) IN CASH ..........     178,000     (685,000)

CASH AND CASH EQUIVALENTS, beginning of
 period ..................................     719,000    1,303,000
                                            ----------   ----------
CASH AND CASH EQUIVALENTS, end of period    $  897,000   $  618,000
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

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

2.  Stockholders' Equity

The Company's Board of Directors previously approved plans to repurchase up to a total of 4,500,000 shares of the Company's Common Stock. Through the first quarter of 1999, the Company had repurchased 2,585,000 shares with an aggregate cost of $13.9 million. During the first quarter of 1999, the Company retired all shares held as treasury shares. The cost of retired shares in excess of par value has been charged to additional paid in capital. Subsequent to the first quarter of 1999, the Company repurchased an additional 1,865,000 shares at an aggregate cost of $15.0 million, which as of April 2, 2000 were held as treasury stock.

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



The following table sets forth the computation of basic and diluted earnings per share:

                                                  Thirteen Weeks Ended
                                             -----------------------------
                                             April 4, 1999   April 2, 2000
                                             -------------   -------------
                                               (Unaudited)    (Unaudited)

Numerator for basic and diluted earnings per
share - net income                              $2,764,000    $2,370,000

Denominator:
     Denominator for basic earnings per share -
       weighted-average shares                  13,350,840    11,753,606
     Effect of dilutive securities -
       employee stock options                      363,336       178,514
                                                ----------    ----------
Denominator for diluted earnings per share -
     adjusted weighted-average and assumed
     conversions                                13,714,176    11,932,120
                                                ==========    ==========
Basic earnings per share                        $     0.21    $     0.20
                                                ==========    ==========
Diluted earnings per share                      $     0.20    $     0.20
                                                ==========    ==========

4.   Supplemental Disclosure of Cash Flow Information


                                           Thirteen Weeks Ended
                                           --------------------
                                            April 4,    April 2,
                                             1999         2000
                                          -----------  -----------
                                          (Unaudited)  (Unaudited)

    Cash paid for interest .............    $ 562,000    $607,000
    Interest capitalized on  construction
      costs ............................       62,000      59,000
    Cash paid for income taxes .........            -      43,000




                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio, Texas. As of May 1, 2000, the Company had 111 Company-owned restaurants and 10 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and other income currently contributing less than 1% of total revenues.

The Company opened one Company-owned restaurant during the first quarter of 2000 for a total of 110 company-owned and 10 franchised restaurants. Subsequent to April 2, 2000, one Company-owned restaurant was opened for a current systemwide total of 121 restaurants.









The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.


                                            Thirteen Weeks Ended
                                        --------------------------
                                          April 4,       April 2,
                                           1999            2000
                                          --------       --------
Income Statement Data:
REVENUES:
    Restaurant sales                       99.8%           99.8%
    Franchise fees and other income         0.2             0.2
                                          -----           -----
    Total revenues                        100.0%          100.0%
                                          =====           =====
COSTS AND EXPENSES:

    Restaurant cost of sales (1)           29.7%           29.2%
    Labor (1)                              27.5            27.6
    Occupancy (1)                           5.5             5.4
    Other restaurant operating costs (1)   17.0            16.9
    General and administrative costs        5.6             5.9
    Depreciation and amortization           5.6             5.5
    Restaurant opening costs                0.5             0.4
                                          -----           -----


INCOME FROM OPERATIONS                      9.0             9.2

INTEREST EXPENSE                           (1.5)           (2.0)
                                          -----           -----
INCOME  BEFORE INCOME TAXES                 7.5             7.2

INCOME TAX EXPENSE                            -             1.3
                                          -----           -----
NET INCOME                                  7.5%            5.9%
                                          =====           =====


Restaurant Data:

COMPANY OWNED RESTAURANTS:
    Beginning of period                     102             109
    Opened                                    2               1
    Closed                                   (1)              -
                                          -----           -----
    End of period                           103             110

FRANCHISED RESTAURANTS:                      10              10

TOTAL RESTAURANTS:                          113             120
                                          =====           =====


(1) Percentage is calculated based upon restaurant sales.



The Thirteen Weeks Ended April 2, 2000 Compared to the Thirteen Weeks Ended April 4, 1999

Restaurant Sales. Restaurant sales increased by $3.2 million, or 8.7%, to $40.0 million for the first quarter of 2000 from $36.8 million for the first quarter in 1999. The increase is due to an increase in sales at existing restaurants and the opening of new restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 2.3%. Management attributes the increase in comparable store sales to several factors including a more consistent marketing program, a commitment to increased staffing levels at existing restaurants, the ongoing reimage program and a price increase taken in the fourth quarter of 1999. Sales from restaurants opened after April 4, 1999 accounted for an increase of $2.6 million. This increase was partially offset by sales from restaurants which were closed after April 4, 1999 of $291,000.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 29.2% in the first quarter of 2000 from 29.7% for the first quarter of 1999. The decrease was due primarily to a price increase implemented in the last quarter of 1999 and continued improvements in the management of food costs through operational controls and strong purchasing programs. Management expects this amount, as a percentage of sales, to continue to show improvement on a year over year basis during 2000.

Labor. Labor costs increased by $917,000 during the first quarter of 2000 compared to the first quarter of 1999. As a percentage of restaurant sales, labor costs increased to 27.6% in the first quarter of 2000 from 27.5% in the first quarter of 1999. The increase in labor costs, as a percentage of restaurant sales, is due to management's continued commitment to increased staffing levels at the restaurant level in order to provide a consistent guest experience as well as higher than normal labor costs at newer restaurants. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects labor costs as a percentage of sales to increase on a year over year basis during 2000 as the Company moves into new markets and continues to invest in the guest experience.

Occupancy. Occupancy costs increased by $136,000 during the first quarter of 2000 compared to the first quarter of 1999 due to the opening of new restaurants. As a percentage of restaurant sales, occupancy costs decreased to 5.4% in the first quarter of 2000 compared to 5.5% in the first quarter of 1999. The decrease as a percentage of sales is due to an increase in average unit sales volumes during the first quarter of 2000, which is attributable to increased sales at existing restaurants. Management expects the dollar amount to increase due to new restaurant openings but continue to show improvement as a percentage of sales during 2000.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $6.8 million in the first quarter of 2000 compared to $6.3 million in the first quarter of 1999. As a percentage of restaurant sales, other restaurant operating costs decreased to 16.9% for the first quarter of 2000 compared to 17.0% for the first quarter of 1999. The decrease is due to the leverage from higher average sales as the dollar amount of other operating costs per store open remained relatively flat. Management expects this amount, as a percentage of sales, to be slightly lower or remain constant on a year over year basis during 2000.


General and Administrative. General and administrative expenses increased to $2.4 million for the first quarter of 2000 from $2.1 million in the comparable period of 1999. As a percentage of sales, general and administrative expenses increased to 5.9% for the first quarter of 2000 compared to 5.6% for the comparable period in 1999. The increase is primarily due to an increased level of expenditures to support the Company's entry into new markets. Management expects this amount, as a percentage of sales, to decrease during 2000.

Depreciation and Amortization.   Depreciation and amortization consisted of  the
following:

                                                Thirteen Weeks Ended
                                           ------------------------------
                                           April 4, 1999    April 2, 2000
                                           -------------    -------------
                                            (Unaudited)      (Unaudited)
    Depreciation of property and equipment   $ 1,911,000      $ 2,072,000
    Amortization of intangible assets            146,000          146,000

Depreciation expense increased by approximately $161,000 for the quarter ended April 2, 2000 compared to the quarter ended April 4, 1999. The increase was primarily due to the addition of new restaurants since April 4, 1999, which accounted for an increase of $177,000, offset by a net reduction of depreciation on existing assets.

Restaurant Opening Costs. Restaurant opening costs remained constant in the first quarter of 2000 compared to the first quarter of 1999. The Company opened one restaurant during the thirteen weeks ended April 2, 2000 compared to two restaurant openings in the thirteen weeks ended April 4, 1999. The increase in restaurant opening costs is primarily due to expenditures made in preparation of restaurant openings in new markets. Management expects restaurant opening costs to increase during the remainder of 2000 compared to 1999.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $813,000 in the first quarter of 2000 from $552,000 in the first quarter of 1999, primarily as a result of additional borrowings under the Company's debt facilities. In addition, the Company capitalized $59,000 of interest related to new restaurant construction in the most recent quarter compared to $62,000 during the first quarter of 1999.

Income Taxes. Income tax expense was $520,000 for the first quarter of 2000 compared to zero in the first quarter of 1999. The increase in income taxes is due to management's anticipation of paying alternative minimum taxes during 2000. During 2000, management anticipates the completion of an audit by the Internal Revenue Service of the 1994 through 1996 tax years with a possible refund of $2.0 million. No benefit or provision has been recorded in the financial statements for the anticipated resolution of this examination.


Net Income and Earnings Per Share. Net income decreased to $2,370,000 for the first quarter of 2000 from $2,764,000 for the same period in 1999. Net income was 5.9% of total revenues for the first quarter in 2000 compared to 7.5% in the first quarter of 1999. The decrease in net income during the first quarter of 2000 is due primarily to the recognition of income tax expense and an increase in interest expense, offset by higher sales. Diluted earnings per share was $0.20 for both the first quarter of 2000 and the first quarter of 1999. Diluted earnings per share was impacted by a lower number of shares outstanding in the thirteen weeks ended April 2, 2000 compared to the thirteen weeks ended April 4, 1999.

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $50.0 million, including a $5.0 million unsecured revolving line of credit. As of May 1, 2000, the aggregate outstanding balance under these commitments was $ 41.7 million.

Net cash provided by operating activities was $2.9 million for the thirteen weeks ended April 2, 2000, and $4.1 million for the thirteen weeks ended April 4, 1999. Management attributes much of the decrease to a reduction of accounts payable and accrued liabilities during the first quarter of 2000.

Net cash used in investing activities was $5.1 million for the thirteen weeks ended April 2, 2000, representing capital expenditures for the construction of new restaurants and improvements to existing restaurants. This compares to $5.5 million in net cash used in investing activities for the thirteen weeks ended April 4, 1999, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants, offset by the sale of assets generating $459,000 in proceeds.

Net cash provided by financing activities was $1.6 million for the thirteen weeks ended April 2, 2000, representing primarily net borrowings under the Company's debt facilities, offset by the purchase of $3.5 million in treasury stock. This compares to $1.6 million in net cash provided by financing activities for the thirteen weeks ended April 4, 1999, representing primarily net borrowings under the Company's debt facilities.

The special charges recorded in prior years included accruals of approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for these accruals were approximately $208,000 during the first quarter of 2000. The Company currently has two closed restaurant properties for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such properties will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of these properties. In addition, certain acquisition liabilities related to a prior acquisition were reduced by payments of approximately $241,000 during the first quarter of 2000.



The Company regularly evaluates the operations of its under-performing restaurants. As part of the evaluation, the Company considers alternative uses for these properties. The alternative uses could include the sale, sub-lease or lease buy-out of these properties. The Company is currently evaluating two leased properties. At this time, no definitive agreements have been reached and the amount, timing and financial statement impact of any potential transaction cannot be determined.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 2000, including the planned opening of fourteen restaurants and the reimaging of fourteen restaurants. Total capital expenditures related to new restaurants are estimated to be $15.0 to $17.0 million. The total for other capital expenditures, including the cost of the reimagings, is estimated to be $5.0 to $6.0 million. Total capital expenditures for 2000 are expected to approximate $20.0 to $23.0 million.

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



Forward-Looking Statements

Statements in this quarterly report concerning Taco Cabana which are (a) projections of revenues, costs, including trends in cost of sales, operating costs, labor, depreciation and amortization, restaurant opening costs, general and administrative costs and interest or other financial items, (b) statements of plans and objectives for future operations, specifically statements regarding planned restaurant openings, closings and reimages as well as projected property sales, lease buy-outs, sub-leases, share repurchases and cash flows, (c) statements of future economic performance, (d) statements of projected tax rates, refunds or the utilization of net operating loss tax carryforwards, or (e) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of risks, uncertainties and other factors which may cause actual results and outcomes to differ, often materially, from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices of commodities and supplies that the Company utilizes; cost and availability of labor; actions of our customers and competitors; changes in state and federal environmental,
economic,  safety  and  other  policies   and  regulations  and  any  legal  or
regulatory delays, including resolution of income tax matters, or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigations or other legal matters. The Company disclaims any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.


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


   Dated:  May 15, 2000      Taco Cabana, Inc.




                             /s/David G. Lloyd
                             --------------------------------------
                             David G. Lloyd
                             Senior Vice President, Chief Financial
                             Officer, Secretary and Treasurer




                             Signing on behalf of the registrant and as the principal financial and accounting officer



