Form 10-Q
period 2000-07-02
TACO CABANA INC
filed 2000-08-11
CIK 891082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2000

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-20716

TACO CABANA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	74-2201241
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

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

Yes X                                                                                                                                      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2000
Common Stock	11,601,715 shares

TACO CABANA, INC.

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at July 2, 2000 and January 2, 2000	2

Condensed Consolidated Statements of Operations for the Thirteen Weeks
Ended July 2, 2000 and July 4, 1999	3

Condensed Consolidated Statements of Operations for the Twenty-Six Weeks
Ended July 2, 2000 and July 4, 1999	4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six
Weeks Ended July 2, 2000 and July 4, 1999	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

PART II. OTHER INFORMATION

Items 1, 2, 3 and 5 have been omitted since the registrant has no reportable events in relation to these items

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits and Reports on Form 8-K	17

Signature	18

TACO CABANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 2,2000	July 2,2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,303,000	$776,000
Receivables, net	507,000	817,000
Inventory	2,413,000	2,478,000
Prepaid expenses	3,237,000	3,282,000
Federal income taxes receivable	200,000	-

Total current assets	7,660,000	7,353,000

PROPERTY AND EQUIPMENT, net	82,616,000	89,144,000
NOTES RECEIVABLE	278,000	265,000
INTANGIBLE ASSETS, net	10,139,000	9,846,000
OTHER ASSETS	312,000	221,000

TOTAL	$101,005,000	$106,829,000

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,962,000	$4,206,000
Accrued liabilities	6,063,000	6,037,000
Current maturities of long-term debt and capital leases	5,251,000	5,896,000
Line of credit	1,000,000	1,471,000
Federal income taxes payable, net	-	499,000

Total current liabilities	17,276,000	18,109,000

LONG-TERM OBLIGATIONS, net of current maturities

Capital leases	1,901,000	1,773,000
Long-term debt	31,756,000	35,267,000

Total long-term obligations	33,657,000	37,040,000

ACQUISISTION AND CLOSED RESTAURANT LIABILITIES	6,330,000	5,746,000
DEFFERED LEASE PAYMENTS	744,000	790,000
STOCKHOLDER'S EQUITY:
Common stock	134,000	135,000
Additional paid-in capital	84,731,000	84,901,000
Retained deficit	(30,427,000)	(24,914,000)
Treasury stock, at cost (1,354,600 shares at January 2,
2000 and 1,865,000 shares at July 2, 2000	(11,440,000)	(14,978,000)

Total stockholders' equity	42,998,000	45,144,000

TOTAL	$101,005,000	$106,829,000

See Notes to Condensed Consolidated Financial Statements.

TACO CABANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
	July 4, 1999	July 2,2000

REVENUES:
Restaurant sales	$41,321,000	$44,431,000
Franchise fees and other income	96,000	97,000

Total revenues	41,417,000	44,528,000

COST AND EXPENSES:
Restaurant cost of sales	12,509,000	13,281,000
Labor	11,413,000	12,175,000
Occupancy	2,063,000	2,186,000
Other restaurant operating costs	6,649,000	7,515,000
General and administrative	1,911,000	2,162,000
Depreciation and amortization	2,179,000	2,275,000
Restaurant opening costs	271,000	271,000

Total costs and expenses	36,995,000	39,865,000

INCOME FROM OPERATIONS	4,422,000	4,663,000

INTEREST EXPENSE, NET	(565,000)	(830,000)

INCOME BEFORE INCOME TAXES	3,857,000	3,833,000

INCOME TAX EXPENSE	-	690,000

NET INCOME	$3,857,000	$3,143,000

BASIC EARNINGS PER SHARE	$0.29	$0.27

BASIC WEIGHTED SHARES OUTSTANDING	13,393,833	11,601,375

DILUTED EARNINGS PER SHARE	$0.28	$0.27

DILUTED WEIGHTED SHARES OUTSTANDING	13,804,626	11,748,116

See Notes to Condensed Consolidated Financial Statements.

TACO CABANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Twenty-Six Weeks Ended
	July 4, 1999	July 2, 2000

REVENUES:
Restaurant sales	$78,158,000	$84,464,000
Franchise fees and other income	170,000	181,000

Total revenues	78,328,000	84,645,000

COST AND EXPENSES:
Restaurant cost of sales	23,436,000	24,972,000
Labor	21,541,000	23,220,000
Occupancy	4,073,000	4,331,000
Other restaurant operating costs	12,900,000	14,284,000
General and administrative	3,961,000	4,528,000
Depreciation and amortization	4,236,000	4,493,000
Restaurant opening costs	443,000	452,000

Total costs and expenses	70,590,000	76,280,000

INCOME FROM OPERATIONS	7,738,000	8,365,000

INTEREST EXPENSE, NET	(1,116,000)	(1,642,000)

INCOME BEFORE INCOME TAXES	6,622,000	6,723,000

INCOME TAX EXPENSE	-	1,210,000

NET INCOME	$6,622,000	$5,513,000

BASIC EARNINGS PER SHARE	$0.50	$0.47

BASIC WEIGHTED SHARES OUTSTANDING	13,372,337	11,677,491

DILUTED EARNINGS PER SHARE	$0.48	$0.47

DILUTED WEIGHTED SHARES OUTSTANDING	13,759,132	11,847,675

See Notes to Condensed Consolidated Financial Statements.

TACO CABANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Twenty-Six Weeks Ended
	July 4, 1999	July 2, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,622,000	$5,513,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,235,000	4,493,000
Changes in operating working capital items	(1,092,000)	(937,000)

Net cash provided by operating activities	9,765,000	9,069,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,937,000)	(10,728,000)
Proceeds from sales of property and equipment	459,000	-

Net cash used for investing activities	(10,478,000)	(10,728,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt	2,106,000	4,144,000
(Payments) proceeds on revolving line of credit	(1,230,000)	471,000
Principal payments under capital leases	(103,000)	(116,000)
Purchase of treasury shares	-	(3,538,000)
Exercise of stock options	420,000	171,000

Net cash provided by financing activities	1,193,000	1,132,000

NET INCREASE (DECREASE) IN CASH	480,000	(527,000)

CASH AND CASH EQUIVALENTS, beginning of period	719,000	1,303,000

CASH AND CASH EQUIVALENTS, end of period	$1,199,000	$776,000

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

2. Stockholders' Equity

The Company's Board of Directors previously approved plans to repurchase up to a total of 4,500,000 shares of the Company's Common Stock. Through the first quarter of 1999, the Company had repurchased 2,585,000 shares with an aggregate cost of $13.9 million. During the first quarter of 1999, the Company retired all shares held as treasury shares. The cost of retired shares in excess of par value has been charged to additional paid in capital. Subsequent to the first quarter of 1999, the Company repurchased an additional 1,865,000 shares at an aggregate cost of $15.0 million, which as of July 2, 2000 were held as treasury stock.

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

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	July 4, 1999	July 2, 2000	July 4, 1999	July 2, 2000
Numerator for basic and diluted
earnings per share - net income	$3,857,000	$3,143,000	$6,622,000	$5,513,000

Denominator for basic earnings per share:
Weighted-average shares	13,393,833	11,601,375	13,372,337	11,677,491
Effect of dilutive securities:
Employee stock options	410,793	146,741	386,795	170,184

Denominator for diluted earnings per share:
Adjusted weighted-average and assumed conversions	13,804,626	11,748,116	13,759,132	11,847,675

Basic earnings per share	$0.29	$0.27	$0.50	$0.47

Diluted earnings per share	$0.28	$0.27	$0.48	$0.47

4.  Supplemental Disclosure of Cash Flow Information

	Twenty-Six Weeks Ended
	July 4, 1999	July 2, 2000
	(Unaudited)	(Unaudited)

Cash paid for interest	$ 1,097,000	$ 1,674,000
Interest capitalized on construction costs	85,000	137,000
Cash paid for income taxes	-	337,000

5. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning in the first quarter of fiscal year 2001. The Company believes that the adoption of the Statements will not have a material effect on its financial statements, based on current activities.

In fiscal 2000, the SEC issued Staff Accounting Bulletin 101, "Recognition" ("SAB No. 101"). SAB No. 101 addresses issues related to revenue recognition and does not impact the Company's consolidated results of operations, financial position or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio, Texas. As of August 4, 2000, the Company had 114 Company-owned restaurants and 10 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and other income currently contributing less than 1% of total revenues.

During the twenty-six weeks ended July 2, 2000, the Company opened four and closed one Company owned-restaurants. Subsequent to July 2, 2000, the Company opened two restaurants.

The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain operating statement data. The table also sets forth certain restaurant data for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	July 4, 1999	July 2, 2000	July 4, 1999	July 2, 2000
Operating Statement Data:
REVENUES:
Restaurant sales	99.8%	99.8%	99.8%	99.8%
Franchise fees and other income	0.2	0.2	0.2	0.2
Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Restaurant cost of sales (1)	30.3%	29.9%	30.0%	29.6%
Labor (1)	27.6	27.4	27.6	27.5
Occupancy (1)	5.0	4.9	5.2	5.1
Other restaurant operating costs (1)	16.1	16.9	16.5	16.9
General and administrative	4.6	4.9	5.1	5.3
Depreciation and amortization	5.3	5.1	5.4	5.3
Restaurant opening costs	0.7	0.6	0.6	0.5

INCOME FROM OPERATIONS	10.7	10.5	9.9	9.9

INTEREST EXPENSE, net	(1.4)	(1.9)	(1.4)	(1.9)

INCOME BEFORE INCOME TAXES	9.3	8.6	8.5	7.9

INCOME TAX EXPENSE	-	1.5	-	1.4

NET INCOME	9.3%	7.1%	8.5%	6.5%

Restaurant Data:
Company-owned restaurants:
Beginning of period	103	110	102	109
Opened	4	3	6	4
Closed	(1)	(1)	(2)	(1)
End of period	106	112	106	112

FRANCHISED RESTAURANTS:	10	10	10	10

TOTAL RESTAURANTS:	116	122	116	122

(1) Percentage calculated based upon restaurant sales.

The Thirteen Weeks Ended July 2, 2000 Compared to the Thirteen Weeks Ended July 4, 1999

Restaurant Sales. Restaurant sales increased by $3.1 million, or 8%, to $44.4 million for the second quarter of 2000 from $41.3 million for the second quarter in 1999. The increase is due to an increase in sales at existing restaurants and the opening of new restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 3.7%. Management attributes the increase to several factors including the continued success of the Company's marketing program, a commitment to increased staffing levels at existing restaurants, the reimage program and a price increase taken in the fourth quarter of 1999. Sales from restaurants opened after July 4, 1999 accounted for an increase of $2.4 million. This increase was offset by sales of $380,000 from restaurants which were closed after July 4, 1999.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 29.9% in the second quarter of 2000 from 30.3% for the second quarter of 1999. The decrease was due primarily to a price increase implemented in the last quarter of 1999 and continued improvements in the management of food costs through operational controls and strong purchasing programs. Management expects this amount, as a percentage of restaurant sales, to continue to show improvement on a year over year basis for the remainder of 2000.

Labor. Labor costs calculated as a percentage of restaurant sales decreased to 27.4% during the second quarter of 2000 from 27.6% for the same period in 1999. The decrease is primarily due to fewer new restaurant openings in the first six months of 2000 compared to the same period in 1999. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects labor costs, as a percentage of restaurant sales, to increase on a year over year basis during the remainder of 2000.

Occupancy. Occupancy costs increased by $123,000 during the second quarter of 2000 compared to the second quarter of 1999. The increase is primarily due to the opening of new restaurants during the last twelve months. As a percentage of restaurant sales, occupancy costs decreased to 4.9% in the second quarter of 2000 compared to 5.0% in the second quarter of 1999. Management expects the dollar amount to increase due to new openings, although it should continue to show improvement as a percentage of restaurant sales during the remainder of 2000.

Other Restaurant Operating Costs. Other restaurant operating costs, as a percentage of restaurant sales, increased to 16.9% for the second quarter of 2000 compared to 16.1% for the second quarter of 1999. The increase is primarily due to an increase in utility costs as a result of higher energy prices and an increase in marketing and promotional activities. Management expects this amount, as a percentage of restaurant sales, to be slightly higher or remain constant on a year over year basis during the remainder of 2000.

General and Administrative. General and administrative expenses increased $251,000 during the second quarter of 2000 compared to the second quarter of 1999. As a percentage of sales, general and administrative expenses increased to 4.9% for the second quarter of 2000 compared to 4.6% in the same period of 1999. The increase is primarily due to an increased level of expenditures to support the Company's entry into new markets. Management expects this amount, as a percentage of sales, to be slightly lower compared to the prior year during the remainder of 2000.

Depreciation and Amortization. Depreciation and amortization costs consisted of the following:

	Thirteen Weeks Ended
	July 4, 1999	July 2, 2000
	(Unaudited)	(Unaudited)

Depreciation of property and equipment	$2,032,000	$2,218,000
Amortization of intangibles assets	147,000	147,000

Depreciation expense increased by $96,000 for the quarter ended July 2, 2000 compared to the quarter ended July 4, 1999. The increase was due to the addition of new restaurants as well as continued capital improvements to existing restaurants. Restaurants opened after April 4, 1999 accounted for $178,000 of the increase, offset by a net reduction of depreciation on existing assets.

Restaurant Opening Costs. Restaurant opening costs remained constant in the second quarter of 2000 compared to the second quarter of 1999. The Company opened three restaurants during the thirteen weeks ended July 2, 2000 compared to four restaurants in the same period of 1999. The increase in restaurant opening costs per restaurant is primarily due to expenditures made in preparation of restaurant openings in new markets. Management expects restaurant opening costs to increase during the remainder of 2000 compared to 1999.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $830,000 in the second quarter of 2000 from $565,000 in the second quarter of 1999, primarily as a result of additional borrowings under the Company's debt facilities and an increase in the interest rate on the Company's borrowings. The Company capitalized $78,000 of interest related to new restaurant construction in the most recent quarter compared to $23,000 during the second quarter of 1999.

Income Taxes. Income tax expense was $690,000 in the second quarter of 2000 compared to zero in the second quarter of 1999. The increase in income taxes is due to management's anticipation of paying alternative minimum taxes during 2000. Additionally, management anticipates the completion of an audit by the Internal Revenue Service of the 1994 through 1996 tax years with a possible refund of $2.0 million. No benefit or provision has been recorded in the financial statements for the anticipated resolution of this examination.

Net Income and Earnings Per Share. Net income decreased to $3.1 million for the second quarter of 2000 from $3.8 million for the same period in 1999. Net income was 7.1% of total revenues for the second quarter in 2000 compared to 9.3% in the second quarter of 1999. The decrease in net income during the second quarter of 2000 is due primarily to the recognition of income tax expense and an increase in interest expense, offset by higher income from operations. Diluted earnings per share was $0.27 for the second quarter of 2000 compared to $0.28 in the same period of 1999. Diluted earnings per share was impacted by a lower number of shares outstanding in the thirteen weeks ended July 2, 2000 compared to the thirteen weeks ended July 4, 1999.

The Twenty-Six Weeks Ended July 2, 2000 Compared to the Twenty-Six Weeks Ended July 4, 1999

Restaurant Sales. Restaurant sales increased by $6.3 million, or 8%, to $84.5 million for the twenty-six weeks ended July 2, 2000 from $78.2 million for the comparable period in 1999. The increase is due to an increase in sales at existing restaurants and the opening of new restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 3.1%. Management attributes the increase to several factors including the continued success of the Company's marketing program, a commitment to increased staffing levels at existing restaurants, the reimage program and a price increase taken in the fourth quarter of 1999. Sales from restaurants opened after July 4, 1999 accounted for an increase of $3.8 million. This increase was offset by sales from restaurants which were closed after July 4, 1999 of $722,000.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 29.6% during the twenty-six weeks ended July 2, 2000 from 30.0% for same period in 1999. The decrease was primarily due to a price increase implemented in the last quarter of 1999 and continued improvements in the management of food costs through operational controls and strong purchasing programs. Management expects this amount, as a percentage of restaurant sales, to continue to show improvement on a year over year basis for the remainder of 2000.

Labor. Labor costs calculated as a percentage of restaurant sales decreased to 27.5% for the twenty-six weeks ended July 2, 2000 from 27.6% for the same period in 1999. The decrease is primarily due to fewer restaurant openings in the twenty-six weeks ended July 2, 2000 compared to the same period in 1999. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects labor costs, as a percentage of restaurant sales, to increase on a year over year basis during the remainder of 2000.

Occupancy. Occupancy costs increased by $258,000 during the twenty-six weeks ended July 2, 2000 compared to the same period in 1999. The increase is primarily due to the opening of new restaurants. As a percentage of restaurant sales, occupancy costs decreased to 5.1% for the twenty-six weeks ended July 2, 2000 compared to 5.2% for the same period in 1999. Management expects the dollar amount to increase due to new openings but continue to show improvement as a percentage of restaurant sales during the remainder of 2000.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $14.3 million in the twenty-six weeks ended July 2, 2000 compared to $12.9 million in the same period of 1999. As a percentage of restaurant sales, other restaurant operating costs increased to 16.9% for the twenty-six weeks ended July 2, 2000 compared to 16.5% for the same period in 1999. The increase is primarily due to an increase in utility costs as a result of higher energy prices and an increase in marketing and promotional activities. Management expects this amount, as a percentage of restaurant sales, to be slightly higher or remain constant on a year over year basis during the remainder of 2000.

General and Administrative. General and administrative expenses increased to $4.5 million for the twenty-six weeks ended July 2, 2000 from $4.0 million in the comparable period of 1999. As a percentage of sales, general and administrative expenses increased to 5.3% for the twenty-six weeks ended July 2, 2000 compared to 5.1% for the same period in 1999. The increase is primarily due to an increased level of expenditures to support the Company's entry into new markets. Management expects this amount, as a percentage of sales, to be slightly lower compared to the prior year during the remainder of 2000.

Depreciation and Amortization. Depreciation and amortization costs consisted of the following:

	Twenty-Six Weeks Ended
	July 4, 1999	July 2, 2000
	(Unaudited)	(Unaudited)

Depreciation of property and equipment	$3,943,000	$ 4,200,000
Amortization of intangibles assets	293,000	293,000

Depreciation expense increased by $257,000 for the twenty-six weeks ended July 2, 2000 compared to the same period in 1999. The increase was primarily due to the addition of new restaurants as well as capital improvements to existing restaurants. Restaurants opened after April 4, 1999 accounted for $355,000, offset by a net reduction of depreciation on existing assets.

Restaurant Opening Costs. Restaurant opening costs remained relatively constant for the twenty-six weeks ended July 2, 2000 compared to the same period in 1999. The Company opened four restaurants during the twenty-six weeks ended July 2, 2000 compared to six restaurants in the same period of 1999. The increase in restaurant opening costs per restaurant is primarily due to expenditures made in preparation of restaurant openings in new markets. Management expects restaurant opening costs to increase during the remainder of 2000 compared to 1999.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $1.6 million during the twenty-six weeks ended July 2, 2000 from $1.1 million in the same period of 1999, primarily as a result of additional borrowings under the Company's debt facilities and an increase in the interest rate on the Company's borrowings. In addition, the Company capitalized $137,000 of interest related to new restaurant construction during the twenty-six weeks ended July 2, 2000 compared to $85,000 during the same period in 1999.

Income Taxes. Income tax expense was $1.2 million for the twenty-six weeks ended July 2, 2000 compared to zero in the same period of 1999. The increase in income taxes is due to management's anticipation of paying alternative minimum taxes during 2000. Additionally, management anticipates the completion of an audit by the Internal Revenue Service of the 1994 through 1996 tax years with a possible refund of $2.0 million. No benefit or provision has been recorded in the financial statements for the anticipated resolution of this examination.

Net Income and Earnings Per Share. Net income decreased to $5.5 million for the twenty-six weeks ended July 2, 2000 from $6.6 million for the same period in 1999. Net income was 6.5% of total revenues for the twenty-six weeks ended July 2, 2000 compared to 8.5% in the same period of 1999. The decrease in net income during the second quarter of 2000 is due primarily to the recognition of income tax expense and an increase in interest expense, offset by higher income from operations. Diluted earnings per share was $0.47 for the twenty-six weeks ended July 2, 2000 compared to $0.48 in the same period of 1999. Diluted earning per share was impacted by a lower number of shares outstanding in the twenty-six weeks ended July 2, 2000 compared to the twenty-six weeks ended July 4, 1999.

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $50.0 million, including a $5.0 million unsecured revolving line of credit. As of August 4, 2000, the aggregate outstanding balance under these commitments was $43.6 million.

Net cash provided by operating activities decreased to $9.1 million for the twenty-six weeks ended July 2, 2000, from $9.8 million for the twenty-six weeks ended July 4, 1999, due primarily to the recognition of income tax expense and an increase in interest expense for the most recent period.

Net cash used in investing activities was $10.7 million for the twenty-six weeks ended July 2, 2000, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants. This compares to $10.5 million in net cash used in investing activities for the twenty-six weeks ended July 4, 1999, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants, offset by the sale of assets generating $459,000 in proceeds.

Net cash provided by financing activities was $1.1 million for the twenty-six weeks ended July 2, 2000, representing primarily net borrowings from the Company's debt facilities, offset by the purchase of $3.5 million in treasury stock. This compares to $1.2 million in net cash provided by financing activities for the twenty-six weeks ended July 4, 1999, representing primarily net borrowings under the Company's debt facilities.

The Company regularly evaluates the operations of its under-performing restaurants. As part of the evaluation, the Company considers alternative uses for these properties. The alternative uses could include sale, sub-lease or lease buy-out of these properties. The Company is currently evaluating two leased properties. At this time, no definitive agreements have been reached and the amount, timing and financial statement impact of any potential transaction cannot be determined.

The special charges recorded in prior years included accruals of approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $381,000 during the twenty-six weeks ended July 2, 2000. The Company currently has two closed restaurant properties for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such property will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to a prior acquisition were reduced by payments of approximately $282,000 during the twenty-six weeks ended July 2, 2000.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 2000 including the planned opening of twelve to fourteen restaurants, five of which have been opened at August 4, 2000. Total capital expenditures related to new restaurants are estimated to be $15.0 to $17.0 million. The total for other capital expenditures is estimated to be $5.0 to $6.0 million. Total capital expenditures for 2000 are expected to approximate $20.0 to $23.0 million.

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

Forward-Looking Statements

Statements in this quarterly report concerning Taco Cabana which are (a) projections of revenues, costs, including trends in cost of sales, operating costs, labor, depreciation and amortization, restaurant opening costs, general and administrative costs and interest or other financial items, (b) statements of plans and objectives for future operations, specifically statements regarding planned restaurant openings and closings as well as projected property sales, lease buy-outs, sub-leases and cash flows, (c) statements of future economic performance, (d) statements of projected tax rates, refunds or the utilization of net operating loss tax carryforwards, or (e) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of risks, uncertainties and other factors which may cause actual results and outcomes to differ, often materially, from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices of commodities and supplies that the Company utilizes; cost and availability of labor; actions of our customers and competitors; changes in state and federal environmental, economic, safety and other policies and regulations and any legal or regulatory delays, including resolution of income tax matters, or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigations or other legal matters. The Company disclaims any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's exposure to interest rate risk currently consists of its notes payable and outstanding line of credit. The Company has notes payable and a line of credit which bear interest at the lesser of the London Interbank Offer Rate plus 2.25% or the prime rate. The aggregate balance outstanding of these notes and the line of credit as of August 4, 2000 was $43.6 million. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the notes payable and line of credit as of August 4, 2000 would be approximately $436,000 per year.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on June 6, 2000, the Company's stockholders elected six directors and approved the adoption of the 2000 Stock Ownership Plan. There were no broker non-votes. The votes were as follows:

Proposal I

(Election of Directors)

	For	Withheld
Stephen V. Clark	10,963,562	21,177
Richard Sherman	10,447,687	537,052
Lionel Sosa	10,960,212	24,527
William Nimmo	10,447,317	537,442
Cecil Schenker	10,896,532	88,207
Rod Sands	10,963,022	21,717

Proposal II

(2000 Stock Ownership Plan)

For	Against	Abstain
8,201,304	2,433,119	350,316

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 Financial Data Schedule. Filed with EDGAR version.

No reports on Form 8-K were filed during the period covered by this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000	Taco Cabana, Inc.

/s/David G. Lloyd
David G. Lloyd
Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Signing on behalf of the registrant and as the principal financial and accounting officer