Form 10-Q
period 2000-10-01
TACO CABANA INC
filed 2000-11-15
CIK 891082

     =====================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.

                        ------------------------------
                                   FORM 10-Q
                        ------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended October 1, 2000

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


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

     ---------------------------------------------------------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                Yes   X                      No ______
                    -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       Class                 Outstanding at November 1, 2000
                       -----                 -------------------------------
                    Common Stock                    11,642,232 shares

                               TACO CABANA, INC.
                                     INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets at October 1, 2000
    and January 2, 2000                                                                    2

  Condensed Consolidated Statements of Operations for the Thirteen Weeks
    Ended October 1, 2000 and October 3, 1999                                              3

  Condensed Consolidated Statements of Operations for the Thirty-Nine Weeks
    Ended October 1, 2000 and October 3, 1999                                              4

  Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
    Ended October 1, 2000 and October 3, 1999                                              5

  Notes to Condensed Consolidated Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       17

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 have been omitted since the registrant has no reportable events in relation to these items

Item 6. Exhibits and Reports on Form 8-K                                                  18

Signature                                                                                 18

                               TACO CABANA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                    January 2,     October 1,
                                                                       2000           2000
                                                                   ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents......................................    $  1,303,000   $    287,000
Receivables, net...............................................         507,000        817,000
Inventory......................................................       2,413,000      2,603,000
Prepaid expenses...............................................       3,237,000      3,358,000
Federal income taxes receivable, net...........................         200,000        328,000
Interest receivable............................................               -        271,000
Deferred income taxes..........................................               -        135,000
                                                                   ------------   ------------
Total current assets...........................................       7,660,000      7,799,000
PROPERTY AND EQUIPMENT, net....................................      82,616,000     91,920,000
NOTES RECEIVABLE...............................................         278,000        256,000
INTANGIBLE ASSETS, net.........................................      10,139,000      9,699,000
OTHER ASSETS...................................................         312,000        218,000
DEFERRED INCOME TAXES..........................................               -      7,549,000
                                                                   ------------   ------------
TOTAL..........................................................    $101,005,000   $117,441,000
                                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable...............................................    $  4,962,000   $  3,721,000
Accrued liabilities............................................       6,063,000      6,470,000
Current maturities of long-term debt and capital leases........       5,251,000      4,331,000
Line of credit.................................................       1,000,000      1,740,000
                                                                   ------------   ------------
Total current liabilities......................................      17,276,000     16,262,000
LONG-TERM OBLIGATIONS, net of current maturities:
Capital leases.................................................       1,901,000      1,706,000
Long-term debt.................................................      31,756,000     35,856,000
                                                                   ------------   ------------
Total long-term obligations....................................      33,657,000     37,562,000
ACQUISITION AND CLOSED RESTAURANT LIABILITIES..................       6,330,000      5,288,000
DEFERRED LEASE PAYMENTS........................................         744,000        798,000
STOCKHOLDERS' EQUITY:
Common stock...................................................         134,000        135,000
Additional paid-in capital.....................................      84,731,000     85,052,000
Retained deficit...............................................     (30,427,000)   (12,678,000)
Treasury stock, at cost (1,354,600 shares at January 2, 2000)
  and 1,856,000 shares at October 1, 2000).....................     (11,440,000)   (14,978,000)
                                                                   ------------   ------------
  Total stockholders' equity...................................      42,998,000     57,531,000
                                                                   ------------   ------------
TOTAL..........................................................    $101,005,000   $117,441,000
                                                                   ============   ============

           See Notes to Condensed Consolidated Financial Statements.

                               TACO CABANA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                      For the Thirteen Weeks Ended
                                                      -----------------------------
                                                         October 3,    October 1,
                                                            1999          2000
                                                        -----------   -----------
REVENUES:
Restaurant sales.....................................   $41,359,000   $45,239,000
Franchise fees and other income......................        90,000       103,000
                                                        -----------   -----------

Total revenues.......................................    41,449,000    45,342,000
                                                        -----------   -----------

COSTS AND EXPENSES:
Restaurant cost of sales.............................    12,539,000    13,654,000
Labor................................................    11,245,000    12,529,000
Occupancy............................................     2,094,000     2,235,000
Other restaurant operating costs.....................     6,953,000     8,025,000
General and administrative...........................     1,915,000     1,935,000
Depreciation and amortization........................     2,235,000     2,280,000
Restaurant opening costs.............................       227,000       303,000
                                                        -----------   -----------

Total costs and expenses.............................    37,208,000    40,961,000
                                                        -----------   -----------

INCOME FROM OPERATIONS...............................     4,241,000     4,381,000
                                                        -----------   -----------

INTEREST EXPENSE, NET................................      (586,000)     (645,000)
                                                        -----------   -----------

INCOME BEFORE INCOME TAXES...........................     3,655,000     3,736,000

INCOME TAX BENEFIT, NET..............................             -     8,500,000
                                                        -----------   -----------

NET INCOME...........................................   $ 3,655,000   $12,236,000
                                                        ===========   ===========
BASIC EARNINGS PER SHARE.............................   $      0.27   $      1.05
                                                        ===========   ===========
BASIC WEIGHTED SHARES OUTSTANDING....................    13,292,151    11,621,468
                                                        ===========   ===========
DILUTED EARNINGS PER SHARE...........................   $      0.27   $      1.05
                                                        ===========   ===========
DILUTED WEIGHTED SHARES OUTSTANDING..................    13,776,090    11,670,010
                                                        ===========   ===========

           See Notes to Condensed Consolidated Financial Statements.

                               TACO CABANA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        For the Thirty-Nine Weeks Ended
                                                       --------------------------------
                                                            October 3,    October 1,
                                                              1999           2000
                                                          ------------   ------------
REVENUES:
Restaurant sales.......................................   $119,516,000   $129,704,000
Franchise fees and other income........................        260,000        283,000
                                                          ------------   ------------

  Total revenues.......................................    119,776,000    129,987,000
                                                          ------------   ------------

COSTS AND EXPENSES:
Restaurant cost of sales...............................     35,975,000     38,626,000
Labor..................................................     32,785,000     35,749,000
Occupancy..............................................      6,167,000      6,566,000
Other restaurant operating costs.......................     19,853,000     22,309,000
General and administrative.............................      5,876,000      6,463,000
Depreciation and amortization..........................      6,471,000      6,773,000
Restaurant opening costs...............................        671,000        754,000
                                                          ------------   ------------

Total costs and expenses...............................    107,798,000    117,240,000
                                                          ------------   ------------

INCOME FROM OPERATIONS.................................     11,978,000     12,747,000
                                                          ------------   ------------

INTEREST EXPENSE, NET..................................     (1,702,000)    (2,288,000)
                                                          ------------   ------------

INCOME BEFORE INCOME TAXES.............................     10,276,000     10,459,000

INCOME TAX BENEFIT, NET................................              -      7,290,000
                                                          ------------   ------------

NET INCOME.............................................   $ 10,276,000   $ 17,749,000
                                                          ============   ============
BASIC EARNINGS PER SHARE...............................   $       0.77   $       1.52
                                                          ============   ============
BASIC WEIGHTED SHARES OUTSTANDING......................     13,378,942     11,658,816
                                                          ============   ============
DILUTED EARNINGS PER SHARE.............................   $       0.75   $       1.51
                                                          ============   ============
DILUTED WEIGHTED SHARES OUTSTANDING....................     13,760,243     11,771,167
                                                          ============   ============

           See Notes to Condensed Consolidated Financial Statements.

                               TACO CABANA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            For the Thirty-Nine Weeks Ended
                                                           ---------------------------------
                                                               October 3,        October 1,
                                                                  1999             2000
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................   $ 10,276,000     $ 17,749,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization..........................      6,471,000        6,773,000
    Deferred income taxes..................................              -       (7,684,000)
    Changes in operating working capital items.............     (1,309,000)      (2,471,000)
                                                              ------------     ------------

Net cash provided by operating activities..................     15,438,000       14,367,000
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.........................    (17,624,000)     (15,742,000)
Proceeds from the sale of property and equipment...........      1,337,000                -
                                                              ------------     ------------

Net cash used for investing activities.....................    (16,287,000)     (15,742,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt...............      4,377,000        3,160,000
(Payments) proceeds on revolving line of credit............     (1,395,000)         740,000
Principal payments under capital leases....................       (159,000)        (176,000)
Purchase of treasury shares................................     (1,579,000)      (3,538,000)
Exercise of stock options..................................        523,000          173,000
                                                              ------------     ------------

Net cash provided by financing activities..................      1,767,000          359,000
                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH............................        918,000       (1,016,000)

CASH AND CASH EQUIVALENTS, beginning of period.............        719,000        1,303,000
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS, end of period...................   $  1,637,000     $    287,000
                                                              ============     ============

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

2.  Stockholders' Equity

The Company's Board of Directors previously approved plans to repurchase up to a total of 4,500,000 shares of the Company's Common Stock. Through the first quarter of 1999, the Company had repurchased 2,585,000 shares with an aggregate cost of $13.9 million. During the first quarter of 1999, the Company retired all shares held as treasury shares. The cost of retired shares in excess of par value has been charged to additional paid in capital. Subsequent to the first quarter of 1999, the Company repurchased an additional 1,865,000 shares at an aggregate cost of $15.0 million, which as of October 1, 2000 were held as treasury stock.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                      13 Weeks Ended            39 Weeks Ended
                                                 ------------------------  ------------------------
                                                  October 3,   October 1,   October 3,   October 1,
                                                     1999         2000         1999         2000
                                                 -----------  -----------  -----------  -----------
Numerator for basic and diluted earnings
per share: Net income........................    $ 3,655,000  $12,236,000  $10,276,000  $17,749,000
Denominator for basic earnings per share:
  Weighted-average shares....................     13,392,151   11,621,468   13,378,942   11,658,816
Effect of dilutive securities:
Employee stock options.......................        383,939       48,542      381,301      112,351
                                                 -----------  -----------  -----------  -----------
Denominator for diluted earnings per share:
  Adjusted weighted-average and assumed
    conversions                                   13,776,090   11,670,010   13,760,243   11,771,167
                                                 ===========  ===========  ===========  ===========
Basic earnings per share.....................    $      0.27  $      1.05  $      0.77  $      1.52
                                                 ===========  ===========  ===========  ===========
Diluted earnings per share...................    $      0.27  $      1.05  $      0.75  $      1.51
                                                 ===========  ===========  ===========  ===========

4.   Income Tax Benefit

The amount recorded during 2000 reflects the reversal of a valuation allowance established in 1997 on the Company's net deferred tax asset, net of current year federal income tax expense. An audit by the Internal Revenue Service of the 1994 through 1996 tax years was completed during the third quarter of 2000. Management expects a refund from this audit of approximately $717,000 and interest of approximately $271,000. A receivable for the anticipated refund was recorded during the third quarter of 2000. In addition, management anticipates that upon the completion of an audit by the Internal Revenue Service of the 1997 tax year a refund of approximately $1.6 million could be received, although there is no assurance that such amount will be received until the audit is completed. No benefit or provision has been recorded in the financial statements for the anticipated resolution of this examination.

5.   Supplemental Disclosure of Cash Flow Information

                                                                       Thirty-Nine Weeks Ended
                                                            ---------------------------------------------
                                                              October 3, 1999         October 1, 2000
                                                            --------------------  -----------------------
                                                                (Unaudited)             (Unaudited)
Cash paid for interest......................................       $1,656,000              $2,804,000
Interest capitalized on construction costs..................          107,000                 205,000
Cash paid for income taxes..................................                -                 345,000

6.   New Accounting Pronouncements


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company commenced operations in 1978 with the opening of the first Taco Cabana restaurant in San Antonio, Texas. As of November 1, 2000, the Company had 117 Company-owned restaurants and 10 franchised restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants, with franchise fees and other income currently contributing less than 1% of total revenues.

During the thirty-nine weeks ended October 1, 2000, the Company opened eight and closed one Company-owned restaurants. Subsequent to October 1, 2000, the Company opened two restaurants and closed one restaurant.

On October 6, 2000, Taco Cabana, Inc. executed a definitive Agreement and Plan of Merger under which Carrols Corporation would purchase, for cash, all of the outstanding common shares of Taco Cabana, Inc. at a price of $9.04 per share, or a total of approximately $105 million for the 11.6 million common shares outstanding. The total transaction is valued at approximately $152 million including the purchase of the outstanding shares, employee stock options and the assumption of Taco Cabana's outstanding debt which is approximately $42 million.

Completion of the transaction is subject to approval of Taco Cabana's shareholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which has subsequently been received, and funding under Carrols' commitment from its senior lender. Carrols has secured a commitment for senior debt financing for the transaction from Chase Manhattan Bank. It is subject to customary closing conditions. Taco Cabana also announced that it has amended its stockholder rights plan to provide that Carrols will not be deemed an "acquiring person" in connection with the proposed merger and that the stockholder rights plan will not be triggered as a result of the proposed transaction.

On November 6, 2000, the Company announced that a special meeting of the shareholders of Taco Cabana, Inc. will be held on Monday, December 18, 2000 at 10:00 a.m., local time, at the Company's headquarters, 8918 Tesoro Drive, Suite 200, San Antonio, Texas 78217. The purpose of the special meeting is to consider and vote upon a proposal to approve the Agreement and Plan of Merger between Taco Cabana, Inc. and Carrols Corporation. Holders of Taco Cabana shares at the close of business, 5:00 p.m. Eastern Standard Time, on Wednesday, November 8, 2000 are entitled to attend and vote at the meeting.

The following table sets forth for the periods indicated the percentage relationship to total revenues, unless otherwise indicated, of certain operating statement data. The table also sets forth certain restaurant data for the periods indicated.

                                            13 Weeks Ended               39 Weeks Ended
                                          -------------------       ------------------------
                                        October 3,   October 1,    October 3,    October 1,
                                           1999         2000         1999           2000
                                          -----        -----        -----          -----
Operating Statement Data:
REVENUES:
  Restaurant sales......................   99.8%        99.8%        99.8%        99.8%
  Franchise fees and other income.......    0.2          0.2          0.2          0.2
                                          -----        -----        -----        -----
  Total revenues........................  100.0%       100.0%       100.0%       100.0%
                                          =====        =====        =====        =====
COSTS AND EXPENSES:
  Restaurant cost of sales (1)..........   30.3%        30.2%        30.1%        29.8%
  Labor (1).............................   27.2         27.7         27.4         27.6
  Occupancy (1).........................    5.1          4.9          5.2          5.1
  Other restaurant operating costs (1)..   16.8         17.7         16.6         17.2
  General and administrative............    4.6          4.3          4.9          5.0
  Depreciation and amortization.........    5.4          5.0          5.4          5.2
  Restaurant opening costs..............    0.5          0.7          0.6          0.6
                                          -----        -----        -----        -----
INCOME FROM OPERATIONS..................   10.2          9.7         10.0          9.8
INTEREST EXPENSE, net...................   (1.4)        (1.4)        (1.4)        (1.8)
                                          -----        -----        -----        -----
INCOME BEFORE
  INCOME TAXES..........................    8.8          8.2          8.6          8.0
INCOME TAX EXPENSE......................      -         18.7            -          5.6
                                          -----        -----        -----        -----
NET INCOME..............................    8.8%        27.0%         8.6%        13.7%
                                          =====        =====        =====        =====
Restaurant Data:
Company-owned restaurants:
  Beginning of period...................    106          112          102          109
  Opened................................      2            4            8            8
  Closed................................      -            -           (2)          (1)
                                          -----        -----        -----        -----
  End of period.........................    108          116          108          116
Franchised restaurants..................     10           10           10           10
                                          -----        -----        -----        -----
Total restaurants:......................    118          126          118          126
                                          =====        =====        =====        =====

(1)  Percentage is calculated based upon restaurant sales.

The Thirteen Weeks Ended October 1, 2000 Compared to the Thirteen Weeks Ended October 3, 1999

Restaurant Sales. Restaurant sales increased by $3.9 million, or 9%, to $45.2 million for the third quarter of 2000 from $41.4 million for the third quarter in 1999. The increase is due to an increase in sales at existing restaurants and the opening of new restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 3.7%. Management attributes the increase to several factors including the continued success of the Company's marketing program, a commitment to increased staffing levels at existing restaurants, the reimage program and a price increase taken in the fourth quarter of 1999. Sales from restaurants opened after October 3, 1999 accounted for an increase of $2.9 million. This increase was offset by sales of $356,000 from restaurants which were closed after October 3, 1999.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 30.2% in the third quarter of 2000 from 30.3% for the third quarter of 1999. The decrease was due primarily to a price increase implemented in the last quarter of 1999 and continued improvements in the management of food costs through operational controls and strong purchasing programs. Management expects this amount, as a percentage of restaurant sales, to continue to show improvement on a year over year basis for the remainder of 2000.

Labor. Labor costs calculated as a percentage of restaurant sales increased to 27.7% during the third quarter of 2000 from 27.2% for the same period in 1999. The increase is primarily due to the opening of seven new restaurants during the last six months of 2000 compared to the opening of six restaurants during the same period in 1999. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects labor costs, as a percentage of restaurant sales, to increase on a year over year basis during the remainder of 2000.

Occupancy. Occupancy costs increased by $141,000 during the third quarter of 2000 compared to the third quarter of 1999. The increase is primarily due to the opening of new restaurants during the last twelve months. As a percentage of restaurant sales, occupancy costs decreased to 4.9% in the third quarter of 2000 compared to 5.1% in the third quarter of 1999. Management expects the dollar amount to increase due to new openings, although it should continue to show improvement as a percentage of restaurant sales during the remainder of 2000.

Other Restaurant Operating Costs. Other restaurant operating costs, as a percentage of restaurant sales, increased to 17.7% for the third quarter of 2000 compared to 16.8% for the third quarter of 1999. The increase is primarily due to an increase in utility costs as a result of higher energy prices and an increase in marketing and promotional activities. Management expects this amount, as a percentage of restaurant sales, to be slightly higher or remain constant on a year over year basis during the remainder of 2000.

General and Administrative. General and administrative expenses increased $20,000 during the third quarter of 2000 compared to the third quarter of 1999. As a percentage of sales, general and administrative expenses decreased to 4.3% for the third quarter of 2000 compared to 4.6% in the same period of 1999. The dollar amount of increase is primarily due to an increased level of expenditures to support the Company's entry into new markets. Management expects this amount, as a percentage of sales, to be slightly lower compared to the prior year during the remainder of 2000.

Depreciation and Amortization. Depreciation and amortization costs consisted of the following:


                                                                       Thirteen Weeks Ended
                                                          ----------------------------------------------
                                                             October 3, 1999         October 1, 2000
                                                          ---------------------   ---------------------
                                                               (Unaudited)             (Unaudited)
Depreciation of property and equipment..................        $2,089,000              $2,134,000
Amortization of intangible assets.......................           146,000                 146,000

Depreciation expense increased by $45,000 for the quarter ended October 1, 2000 compared to the quarter ended October 3, 1999. The increase was due to the addition of new restaurants as well as continued capital improvements to existing restaurants, offset by a net reduction in depreciation on existing assets.

Restaurant Opening Costs. Restaurant opening costs increased $76,000 in the third quarter of 2000 compared to the third quarter of 1999. The increase in restaurant opening costs is due to an increase in the number of restaurants opened during the third quarter of 2000 compared to the third quarter of 1999. The Company opened four restaurants during the thirteen weeks ended October 1, 2000 compared to two restaurants in the same period of 1999. Management expects restaurant opening costs to increase during the remainder of 2000 compared to 1999.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $645,000 in the third quarter of 2000 from $586,000 in the third quarter of 1999, primarily as a result of additional borrowings under the Company's debt facilities and an increase in the interest rate on the Company's borrowings. The increase was partially offset by the accrual of $271,000 relating to a refund of federal income taxes. The Company capitalized $68,000 of interest related to new restaurant construction in the most recent quarter compared to $22,000 during the third quarter of 1999.

Income Taxes. Income tax benefit, net of income tax expense, was $8.5 million in the third quarter of 2000 compared to zero in the third quarter of 1999. The amount recorded during the third quarter of 2000 reflects the reversal of a valuation allowance established in 1997 on the Company's net deferred tax asset, net of the most recent quarterly federal income tax expense. An audit by the Internal Revenue Service of the 1994 through 1996 tax years was completed during the third quarter of 2000. Management expects a refund from this audit of approximately $717,000 and interest of approximately $271,000. A receivable for the anticipated refund was recorded during the third quarter of 2000. In addition, management anticipates that upon the completion of an audit by the Internal Revenue Service of the 1997 tax year a refund of approximately $1.6 million could be received, although there is no assurance that such amount will be received until the audit is completed. No benefit or provision has been recorded in the financial statements for the anticipated resolution of this examination.

Net Income and Earnings Per Share. Net income increased to $12.2 million for the third quarter of 2000 from $3.7 million for the same period in 1999. Net income was 27.0% of total revenues for the third quarter in 2000 compared to 8.8% in the third quarter of 1999. Diluted earnings per share was $1.05 for the third quarter of 2000 compared to $0.27 in the same period of 1999. The increase in net income and earnings per share during the third quarter of 2000 is due primarily to the recognition of an income tax benefit and higher income from operations. The increase was partially offset by an increase in interest expense. Diluted earnings per share was impacted by a lower number of shares outstanding in the thirteen weeks ended October 1, 2000 compared to the thirteen weeks ended October 3, 1999.

The Thirty-Nine Weeks Ended October 1, 2000 Compared to the Thirty-Nine Weeks Ended October 3, 1999

Restaurant Sales. Restaurant sales increased by $10.2 million, or 9%, to $129.7 million for the thirty-nine weeks ended October 1, 2000 from $119.5 million for the comparable period in 1999. The increase is due to an increase in sales at existing restaurants and the opening of new restaurants. Comparable store sales, defined as Taco Cabana restaurants that have been open 18 months or more at the beginning of the quarter, increased 3.3%. Management attributes the increase to several factors including the continued success of the Company's marketing program, a commitment to increased staffing levels at existing restaurants, the reimage program and a price increase taken in the fourth quarter of 1999. Sales from restaurants opened after October 3, 1999 accounted for an increase of $5.5 million. This increase was offset by sales from restaurants which were closed after October 3, 1999 of $1.1 million.

Restaurant Cost of Sales. Restaurant cost of sales, calculated as a percentage of restaurant sales, decreased to 29.8% during the thirty-nine weeks ended October 1, 2000 from 30.1% for the same period in 1999. The decrease was primarily due to a price increase implemented in the last quarter of 1999 and continued improvements in the management of food costs through operational controls and strong purchasing programs. Management expects this amount, as a percentage of restaurant sales, to continue to show improvement on a year over year basis for the remainder of 2000.

Labor. Labor costs calculated as a percentage of restaurant sales increased to 27.6% for the thirty-nine weeks ended October 1, 2000 from 27.4% for the same period in 1999. The increase is primarily due to an increase in restaurant openings in the thirty-nine weeks ended October 1, 2000 compared to the same period in 1999. New restaurants generally have higher than normal labor costs for the first four to six months of operations. Management expects labor costs, as a percentage of restaurant sales, to increase on a year over year basis during the remainder of 2000.

Occupancy. Occupancy costs increased by $399,000 during the thirty-nine weeks ended October 1, 2000 compared to the same period in 1999. The increase is primarily due to the opening of new restaurants. As a percentage of restaurant sales, occupancy costs decreased to 5.1% for the thirty-nine weeks ended October 1, 2000 compared to 5.2% for the same period in 1999. Management expects the dollar amount to increase due to new openings but to continue to show improvement as a percentage of restaurant sales during the remainder of 2000.

Other Restaurant Operating Costs. Other restaurant operating costs increased to $22.3 million in the thirty-nine weeks ended October 1, 2000 compared to $19.9 million in the same period of 1999. As a percentage of restaurant sales, other restaurant operating costs increased to 17.2% for the thirty-nine weeks ended October 1, 2000 compared to 16.6% for the same period in 1999. The increase is primarily due to an increase in utility costs as a result of higher energy prices and an increase in marketing and promotional activities. Management expects this amount, as a percentage of restaurant sales, to be slightly higher or remain constant on a year over year basis during the remainder of 2000.

General and Administrative. General and administrative expenses increased to $6.5 million for the thirty-nine weeks ended October 1, 2000 from $5.9 million in the comparable period of 1999. As a percentage of sales, general and administrative expenses increased to 5.0% for the thirty-nine weeks ended October 1, 2000 compared to 4.9% for the same period in 1999. The increase is primarily due to an increased level of expenditures to support the Company's entry into new markets. Management expects this amount, as a percentage of sales, to be slightly lower compared to the prior year during the remainder of 2000.

Depreciation and Amortization. Depreciation and amortization costs consisted of the following:

                                                                    Thirty-Nine Weeks Ended
                                                          ------------------------------------------
                                                             October 3, 1999       October 1, 2000
                                                          ---------------------   ------------------
                                                               (Unaudited)           (Unaudited)
     Depreciation of property and equipment..............      $6,032,000             $6,334,000
     Amortization of  intangible assets..................         439,000                439,000

Depreciation expense increased by $302,000 for the thirty-nine weeks ended October 1, 2000 compared to the same period in 1999. The increase was due to the addition of new restaurants as well as continued capital improvements to existing restaurants, offset by a net reduction in depreciation on existing assets.

Restaurant Opening Costs. Restaurant opening costs increased to $754,000 for the thirty-nine weeks ended October 1, 2000 compared to the same period in 1999. The increase in restaurant opening costs is due to an increase in the number of restaurants opened during 2000 compared to 1999. The Company opened eight restaurants during the thirty-nine weeks ended October 1, 2000 compared to six restaurants in the same period of 1999. Management expects restaurant opening costs to increase during the remainder of 2000 compared to 1999.

Interest Expense, net. Interest expense, net of interest capitalized on construction costs, increased to $2.3 million during the thirty-nine weeks ended October 1, 2000 from $1.7 million in the same period of 1999, primarily as a result of additional borrowings under the Company's debt facilities and an increase in the interest rate on the Company's borrowings. The increase was partially offset by the accrual of $271,000 relating to a refund of federal income taxes. In addition, the Company capitalized $205,000 of interest related to new restaurant construction during the thirty-nine weeks ended October 1, 2000 compared to $107,000 during the same period in 1999.

Income Taxes. Income tax benefit was $7.3 million for the thirty-nine weeks ended October 1, 2000 compared to zero in the same period of 1999. The amount recorded during 2000 reflects the reversal of a valuation allowance established in 1997 on the Company's net deferred tax asset, net of current year federal income tax expense. An audit by the Internal Revenue Service of the 1994 through 1996 tax years was completed during the third quarter of 2000. Management expects a refund from this audit of approximately $717,000 and interest of approximately $271,000. A receivable for the anticipated refund was recorded during the third quarter of 2000. In addition, management anticipates that upon the completion of an audit by the Internal Revenue Service of the 1997 tax year a refund of approximately $1.6 million could be received, although there is no assurance that such amount will be received until the audit is completed. No benefit or provision has been recorded in the financial statements for the anticipated resolution of this examination.

Net Income and Earnings Per Share. Net income increased to $17.7 million for the thirty-nine weeks ended October 1, 2000 from $10.3 million for the same period in 1999. Net income was 13.7% of total revenues for the thirty-nine weeks ended October 1, 2000 compared to 8.6% in the same period of 1999. Diluted earnings per share was $1.51 for the thirty-nine weeks ended October 1, 2000 compared to $0.75 in the same period of 1999. The increase in net income and earnings per share during 2000 is due primarily to the recognition of an income tax benefit and higher income from operations. The increase was partially offset by an increase in interest expense. Diluted earnings per share was impacted by a lower number of shares outstanding in the thirty nine weeks ended October 1, 2000 compared to the thirty nine weeks ended October 3, 1999.

Liquidity and Capital Resources

Historically, the Company has financed business and expansion activities by using funds generated from operating activities, build-to-suit leases, equity financing, short and long-term debt and capital leases. The Company maintains credit facilities totaling $50.0 million, including a $5.0 million unsecured revolving line of credit. As of November 3, 2000, the aggregate outstanding balance under these commitments was $43.0 million.

Net cash provided by operating activities decreased to $14.4 million for the thirty-nine weeks ended October 1, 2000, from $15.4 million for the thirty-nine weeks ended October 3, 1999, due primarily to the recognition of income tax expense and an increase in interest expense for the most recent period.

Net cash used in investing activities was $15.7 million for the thirty-nine weeks ended October 1, 2000, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants. This compares to $16.3 million in net cash used in investing activities for the thirty-nine weeks ended October 3, 1999, representing primarily capital expenditures for the construction of new restaurants and improvements to existing restaurants, offset by the sale of assets generating $1.3 million in proceeds.

Net cash provided by financing activities was $359,000 for the thirty-nine weeks ended October 1, 2000, representing primarily net borrowings from the Company's debt facilities, offset by the purchase of $3.5 million in treasury stock. This compares to $1.8 million in net cash provided by financing activities for the thirty-nine weeks ended October 3, 1999, representing primarily net borrowings under the Company's debt facilities, offset by the purchase of $1.6 million in treasury stock.

The Company regularly evaluates the operations of its under-performing restaurants. As part of the evaluation, the Company considers alternative uses for these properties. The alternative uses could include sale, sub-lease or lease buy-out of these properties. Subsequent to October 1, 2000, the Company closed one under-performing restaurant and has negotiated a favorable lease termination agreement which is subject to certain conditions of a third party. The Company is currently evaluating one additional leased property. At this time, the amount, timing and financial statement impact of any potential transaction cannot be determined.

The special charges recorded in prior years included accruals of approximately $10.2 million to record the estimated monthly lease payments, net of expected sublease receipts, associated with certain restaurants which have been closed. Cash requirements for this accrual were approximately $623,000 during the thirty-nine weeks ended October 1, 2000. The Company currently has two closed restaurant properties for sale which were covered by the special charges. Although there can be no assurance of the particular price at which such property will be sold, the Company expects to receive funds equal to or in excess of the carrying value upon the actual disposition of these properties. In addition, certain acquisition and accrued liabilities related to a prior acquisition were reduced by payments of approximately $323,000 during the thirty-nine weeks ended October 1, 2000.

The Company believes that existing cash balances, funds generated from operations, its ability to borrow, and the possible use of lease financing will be sufficient to meet the Company's capital requirements through 2001.

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

Forward-Looking Statements

Statements in this quarterly report concerning Taco Cabana which are (a) projections of revenues, costs, including trends in cost of sales, operating costs, labor, depreciation and amortization, restaurant opening costs, general and administrative costs and interest or other financial items, (b) statements of plans and objectives for future operations, specifically statements regarding planned restaurant openings and closings as well as projected property sales, lease buy-outs, sub-leases and cash flows, (c) statements of future economic performance, (d) statements of projected tax rates, refunds or the utilization of net operating loss tax carryforwards, (e) statements regarding the proposed merger between the Company and Carrols Corporation or (f) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of risks, uncertainties and other factors which may cause actual results and outcomes to differ, often materially, from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in prices of commodities and supplies that the Company utilizes; cost and availability of labor; actions of our customers and competitors; changes in state and federal environmental, economic, safety and other policies and regulations and any legal or regulatory delays, including resolution of income tax matters, or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations; natural disasters affecting operations; and adverse rulings, judgments, or settlements in litigations or other legal matters. The Company disclaims any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's exposure to interest rate risk currently consists of its notes payable and outstanding line of credit. The Company has notes payable and a line of credit which bear interest at the lesser of the London Interbank Offer Rate plus 2.25% or the prime rate. The aggregate balance outstanding of these notes and the line of credit as of November 3, 2000 was $43.0 million. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the notes payable and line of credit as of August 4, 2000 would be approximately $430,000 per year.

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

PART II

Items 1, 2, 3, 4 and 5 have been omitted since the registrant has no reportable events in relation to these items.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 Financial Data Schedule.  Filed with EDGAR version.

No reports on Form 8-K were filed during the period covered by this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 2000           Taco Cabana, Inc.



                                   /s/ David G. Lloyd
                                   ---------------------
                                   David G. Lloyd
                                   Senior Vice President, Chief Financial
                                   Officer,
                                   Secretary and Treasurer


                                   Signing on behalf of the registrant and as the principal financial and accounting officer